Form 10-Q
period 2021-09-30
Allbirds, Inc.
filed 2021-12-07
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40963

Allbirds, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3999983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
730 Montgomery Street
San Francisco, CA 94111
(628) 225-4848
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BIRD	The Nasdaq Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 25,162,870 and the number of shares of the registrant’s Class B common stock outstanding was 121,683,545.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations, financial condition, business strategy and plans, and objectives of management for future operations, such as statements regarding the benefits and timing of the roll-out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our net revenue, expenses, gross margin, adjusted EBITDA, payback period, and other results of operations;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to gauge and adapt to fashion trends and changing consumer preferences in products, sustainability, price-points, and in-store and digital shopping experiences;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to effectively develop and launch new, innovative, and updated products;
•our ability to effectively manage our inventory and supply chain, including with respect to environmental, social, and governance, or ESG, matters;
•our ability to effectively increase the number of and management of our retail locations;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to achieve the sustainability targets and goals that we have announced;
•our commitments to meeting certain threshold ESG criteria and reporting ESG practices in connection with the Sustainability Principles and Objectives Framework, or the SPO Framework;
•our expectations regarding ESG initiatives;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•our dependence on key suppliers and manufacturers;
•the effects of the COVID-19 pandemic or other public health crises;
•our focus on a specific public benefit purpose and potential resulting negative effects on our financial performance;
•our ability to compete effectively with existing competitors and new market entrants; and
•our total addressable market and the growth rates of the markets in which we compete.
i

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in or expressed by, and you should not place undue reliance on, our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Allbirds” refer to Allbirds, Inc. and its subsidiaries. The Allbirds design logo, “Allbirds,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Allbirds, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Quarterly Report on Form 10-Q.
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our Twitter account (@allbirds), our LinkedIn account (linkedin.com/company/allbirds), our Facebook page (@weareallbirds) and our blog on Medium (allbirdsblog.medium.com). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
•Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which may adversely affect demand for our products.
•If we are unable to maintain and enhance the value and reputation of our brand and/or counter any negative publicity, we may be unable to sell our products, which would harm our business and could materially adversely affect our financial condition and results of operations.
•We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.
•We operate in a highly competitive market; the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our net revenue and profitability.
•Our focus on using sustainable materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our growth.
•Climate change and increased focus by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, and financial results.
•If we are unable to anticipate product trends and consumer preferences, or we fail in our technical and materials innovation to successfully develop and introduce new high-quality products, we may not be able to maintain or increase our revenue and profits.
•We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
•As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks; additionally, we may be unable to successfully open new store locations in existing or new geographies in a timely manner, if at all, which could harm our results of operations.
•Our business depends on our ability to maintain a strong community of engaged customers and Allgood Collective Ambassadors, including through the use of social media. We may be unable to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, we fail to maintain and grow our community of Allgood Collective Ambassadors, or our marketing and social media efforts otherwise fail to meet our customers’ expectations.
•We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.
•We are subject to risks related to our commitment to certain ESG criteria, which we call the SPO Framework.
•We have a limited operating history, which makes it difficult to predict our future results of operations, particularly in newer geographies.

•Our reliance on a limited number of suppliers and manufacturers to provide materials for and to produce our products could cause problems in our supply chain.
•Failure of our contractors or our licensees’ contractors to comply with our supplier code of conduct, contractual obligations, local laws, and other standards could harm our business.
•The fluctuating cost of raw materials could increase our cost of revenue and cause our results of operations and financial condition to suffer.
•We may fail to protect our intellectual property rights, our trademark and other proprietary rights may conflict with the rights of others, and we may not be able to acquire, use, or maintain our marks and domain names, any of which could harm our brand, business, financial condition, and results of operations.
•If the technology-based systems that give our customers the ability to shop with us online do not function effectively, or we fail to comply with government regulations relating to the internet and eCommerce, our results of operations, as well as our ability to grow our eCommerce business globally, could be materially adversely affected.
•Our international operations expose us to various risks from foreign currency exchange rate fluctuations, tariffs or global trade wars, trade restrictions, and changing tax laws in the United States and elsewhere, among others.
•We are subject to several unique risks as a result of our status as a Delaware public benefit corporation, or PBC, and certified B Corporation, or B Corp, including that our board of directors’ duty to balance various interests and our public benefit purpose may result in actions that do not maximize stockholder value.
•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Timothy Brown and Joseph Zwillinger, our other executive officers and directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,371	$126,551
Accounts receivable	2,010	1,955
Inventory	99,335	59,222
Prepaid expenses and other current assets	42,281	27,112
Total current assets	208,997	214,840

PROPERTY AND EQUIPMENT—Net	34,565	23,301
OTHER ASSETS	6,106	5,902
TOTAL ASSETS	$249,668	$244,043

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$33,529	$20,236
Accrued expenses and other current liabilities	37,032	31,491
Deferred revenue	2,475	2,925
Total current liabilities	73,036	54,652

NONCURRENT LIABILITIES:
Other long-term liabilities	8,853	5,004
Preferred stock warrant liability	13,087	5,845
Total noncurrent liabilities	21,940	10,849
Total liabilities	$94,976	$65,501

COMMITMENTS AND CONTINGENCIES (Note 15)
Convertible Preferred Stock, $0.0001 par value; 75,812,755 shares authorized; 70,990,919 shares issued and outstanding as of December 31, 2020 and September 30, 2021	204,049	204,049

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 154,379,258 and 2,200,000,000 shares authorized as of December 31, 2020 and September 30, 2021, respectively; 53,683,269 and 56,508,441 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	5	5
Additional paid-in capital	76,657	64,548
Accumulated other comprehensive income	927	1,956
Accumulated deficit	(126,946)	(92,016)
Total stockholders’ deficit	(49,357)	(25,507)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$249,668	$244,043
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenue	$62,711	$47,242	$180,253	$140,021
Cost of Revenue	28,776	22,239	82,370	66,702
Gross Profit	33,935	25,003	97,883	73,319
OPERATING EXPENSE:
Selling, General, and Administrative Expense	33,017	20,094	85,549	61,226
Marketing Expense	12,794	12,139	38,808	31,659
TOTAL OPERATING EXPENSE	45,811	32,233	124,356	92,885
LOSS FROM OPERATIONS	(11,876)	(7,230)	(26,473)	(19,566)
Interest Expense	(53)	(113)	(141)	(329)
Other (Expense) Income	(2,039)	(518)	(8,019)	1,133
Loss Before Provision For Income Taxes	(13,968)	(7,861)	(34,632)	(18,762)
INCOME TAX BENEFIT (PROVISION)	167	863	(298)	2,255
NET LOSS	$(13,802)	$(6,998)	$(34,930)	$(16,507)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(699)	266	(1,029)	469
TOTAL COMPREHENSIVE LOSS	$(14,500)	$(6,732)	$(35,959)	$(16,038)
PER SHARE DATA
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.13)	$(0.64)	$(0.31)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,590,320	53,057,406	54,631,455	53,142,309
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (In thousands, except share amounts) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount					Shares	Amount
BALANCE - June 30, 2020	53,307,473	$5	$60,701	$(86)	$(75,665)	$(15,046)	62,342,224	$104,224
Issuance of Series E Preferred Stock (net of $174 issuance costs)	—	—	—	—	—	—	8,648,695	99,825
Exercise of stock options	111,408	—	69	—	—	69	—	—
Repurchase of unvested common stock shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,725	—	—	1,725	—	—
Comprehensive income	—	—	—	266	—	266	—	—
Net loss	—	—	—	—	(6,998)	(6,998)	—	—
BALANCE - September 30, 2020	53,418,881	$5	$62,495	$180	$(82,663)	$(19,984)	70,990,919	$204,049
BALANCE - June 30, 2021	54,894,072	$5	$70,588	$1,626	$(113,144)	$(40,925)	70,990,919	$204,049
Exercise of stock options	1,587,852	—	2,610	—	—	2,610	—	—
Exercise of common stock warrants	30,683	—	39	—	—	39	—	—
Vesting of common stock warrants	—	—	793	—	—	793	—	—
Stock-based compensation	—	—	2,627	—	—	2,627	—	—
Comprehensive loss	—	—	—	(699)	—	(699)	—	—
Net loss	—	—	—	—	(13,802)	(13,802)	—	—
BALANCE - September 30, 2021	56,512,607	$5	$76,657	$927	$(126,946)	$(49,357)	70,990,919	$204,049
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (In thousands, except share amounts) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount					Shares	Amount
BALANCE - December 31, 2019	53,690,145	$5	$57,322	$(289)	$(66,156)	$(9,118)	62,187,015	$102,302
Issuance of Series D Preferred Stock (net of $78 issuance costs)	—	—	—	—	—	—	155,209	1,922
Issuance of Series E Preferred Stock (net of $174 issuance costs)	—	—	—	—	—	—	8,648,695	99,825
Exercise of stock options	228,216	—	225	—	—	225	—	—
Repurchase of unvested common stock shares	(499,480)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,948	—	—	4,948	—	—
Comprehensive income	—	—	—	469	—	469	—	—
Net loss	—	—	—	—	(16,507)	(16,507)	—	—
BALANCE - September 30, 2020	53,418,881	$5	$62,495	$180	$(82,663)	$(19,984)	70,990,919	$204,049
BALANCE - December 31, 2020	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Exercise of stock options	2,553,187	—	4,409	—	—	4,409	—	—
Exercise of common stock warrants	276,151	0	354	—	—	354	—	—
Vesting of common stock warrants	—	—	793	—	—	793	—	—
Stock-based compensation	—	—	6,553	—	—	6,553	—	—
Comprehensive loss	—	—	—	(1,029)	—	(1,029)	—	—
Net loss	—	—	—	—	(34,930)	(34,930)	—	—
BALANCE - September 30, 2021	56,512,607	$5	$76,657	$927	$(126,946)	$(49,357)	70,990,919	$204,049
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(34,930)	$(16,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,532	4,507
Amortization of debt issuance costs	37	37
Stock-based compensation	7,346	4,948
Change in fair value of preferred stock warrant liability	7,242	(1,872)
Changes in assets and liabilities:
Accounts receivable	(112)	(1,127)
Inventory	(40,753)	(19,345)
Prepaid expenses and other current assets	(11,542)	(8,488)
Accounts payable and accrued expenses	17,262	(3,954)
Other long-term liabilities	3,876	1,550
Deferred revenue	(454)	627
Net cash used in operating activities	(45,496)	(39,624)
CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(17,633)	(11,934)
Changes in security deposits	(686)	451
Net cash used in investing activity	(18,319)	(11,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock, net of issuance costs	—	100,326
Proceeds from bank loans	—	18,294
Principal payments on bank loans	—	(4,294)
Proceeds from the exercise of stock options	4,409	225
Proceeds from the exercise of common stock warrants	354	—
Payments of deferred offering costs	(2,458)	—
Net cash provided by financing activities	2,305	114,551
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(371)	464
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(61,880)	63,908
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	127,251	75,012
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$65,371	$138,920
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$97	$167
Cash paid for taxes	$339	$95
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accrued liabilities	$603	$562
Repurchase of stock options	$—	$640
Deferred offering costs included in accrued liabilities	$2,120	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.DESCRIPTION OF BUSINESS
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from sales directly to consumers via our digital and store channels.
Amended and Restated Certificate of Incorporation
In September 2021, the Company filed its Eighth Amended and Restated Certificate of Incorporation, which established a dual class common stock structure and authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 75,812,755 shares of convertible preferred stock. Upon the filing of the Eighth Amended and Restated Certificate of Incorporation, 127,735,199 shares of the Company’s then-outstanding common stock were reclassified into an equivalent number of shares of Class B common stock, which includes our convertible preferred stock on an as-converted basis and warrants being exercised or exchanged in connection with our initial public offering (“IPO”), described below, on an as-exercised or as-exchanged basis, as applicable.
Initial Public Offering
On November 2, 2021, the Company priced its IPO and the Company’s Class A common stock began trading on The Nasdaq Global Select Market on November 3, 2021 under the symbol “BIRD.” In connection with the closing of the IPO on November 5, 2021, 23,221,152 shares of the Company’s Class A common stock were issued and sold at a public offering price of $15.00 per share, which consisted of 16,850,799 shares offered by the Company and 6,370,353 shares offered by certain existing stockholders. The Company received aggregate proceeds of $237.0 million from the IPO, net of the underwriting discounts and commissions of $15.8 million and before offering costs of approximately $6.0 million. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders. The condensed consolidated financial statements as of September 30, 2021 and for the period then-ended do not reflect the transaction since the IPO closed subsequent to the period end. Offering costs, including the legal, accounting, printing, and other IPO-related costs paid prior to the IPO, have been capitalized in prepaid expenses and other current assets within the accompanying condensed consolidated balance sheet as of September 30, 2021 and upon completion of the IPO, these deferred offering costs will be reclassified to Additional paid-in capital and recorded against the proceeds from the offering.
In November 2021, immediately prior to the closing of the IPO, all 70,990,919 shares of the Company’s convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock and the Company reclassified $204.0 million of convertible preferred stock to additional paid-in-capital. 1,104,560 shares of Class B common stock were automatically issued pursuant to the terms of outstanding convertible preferred stock warrants, and 714,965 shares of Class B common stock were issued upon the exercise by the holder of an outstanding Class B common stock warrant. In connection with the closing of the IPO, the Company also filed its Ninth Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.
Impacts of the Coronavirus (“COVID-19”) Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and during 2020 expanded into a worldwide pandemic, leading to significant business and supply chain disruptions. The outbreak was declared a global pandemic by the World Health Organization in March 2020 and has caused governments and public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus.
In March 2020, we temporarily closed our retail stores. The stores began reopening in accordance with local government and public health authority guidelines during the second quarter of 2020 for most locations. Most retail stores have remained open, while certain locations have closed temporarily based on government and health authority guidance in those markets. No retail stores have been permanently closed.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Throughout the rest of 2020, our distribution centers and retail stores operated with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
In response to the COVID‐19 pandemic, various government programs have been announced which provide financial relief for affected businesses. The most significant relief measures which we qualified for are the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States. During fiscal 2020 we recognized payroll subsidies totaling $0.2 million under the wage subsidy programs and similar plans in other jurisdictions. These subsidies were recorded as a reduction in the associated wage costs which we incurred, and were recognized in selling, general, and administrative expense. In addition, in April 2020, we received notification of approval, through JPMorgan Chase Bank, N.A., from the U.S. Small Business Administration (“SBA”) to fund our request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES Act. We received proceeds of $4.3 million from the PPP Loan in April 2020 and repaid the amount in full in May 2020.
Temporary closures of all stores as a result of COVID‐19 and associated reduction in operating income during fiscal 2020 was considered to be a qualitative indicator of impairment and we performed an assessment of recoverability by asset group for long-lived assets. As a result of the analysis, no impairment charge was considered necessary. As of September 30, 2021, all stores had reopened.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 4, 2021 (the “Prospectus”).
In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.
There have been no changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2. Significant Accounting Policies in the notes to the audited consolidated financial statements in the Prospectus.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Allbirds, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Deferred Offering Costs—Deferred offering costs of $0 and $4.6 million have been recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, respectively, and consist of costs incurred in connection with the anticipated sale of our Class A common stock in our IPO, including certain legal, accounting, printing, and other IPO-related costs. After completion of the IPO, deferred offering costs will be recorded in stockholders’ deficit as a reduction from the proceeds of the offering.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODMs are the co-Chief Executive Officers. We operate in one operating segment and one reportable segment, as the CODMs review financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Revenue Recognition—For the nine months ended September 30, 2020 and 2021, we recognized $1.7 million and $2.4 million of revenue that was deferred as of December 31, 2019 and 2020, respectively. As of December 31, 2020 and September 30, 2021, we had $0.7 million and $0.4 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $2.2 million and $2.1 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. The deferred revenue balance of $2.5 million at September 30, 2021 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period against revenue, as a component of net revenue, with an offsetting increase to accrued expenses. We recorded a sales refund reserve of $5.2 million and $3.0 million as of December 31, 2020 and September 30, 2021, respectively. We have also recorded a related inventory returns receivable, with an offsetting decrease to cost of revenue, for product returns of $1.4 million and $0.8 million as of December 31, 2020 and September 30, 2021, respectively. The inventory returns receivable is included in prepaid expenses and other current assets as of December 31, 2020 and September 30, 2021 in the condensed consolidated balance sheets.
We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital channel, and based on the physical store location where the sale was at a retail store. The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the nine months ended September 30, 2020 and 2021:

(in thousands)	September 30, 2021	September 30, 2020
Net revenue by primary geographical market:
United States	$132,854	$105,469
International	47,399	34,552
	$180,253	$140,021
Comprehensive (Loss) Income—Comprehensive (loss) income represents net loss for the period plus the results of certain other changes in stockholder’s deficit. For the nine months ended September 30, 2020 and 2021, we recorded other comprehensive income of $0.5 million and loss of $1.0 million, respectively, as a result of foreign currency translation adjustments, particularly changes in the euro, Chinese yuan, British pound, Canadian dollar, and New Zealand dollar.
Cash, Cash Equivalents, and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$65,371	$126,551
Restricted cash included in prepaid expenses and other current assets	—	700
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$65,371	$127,251
Restricted cash serves as collateral for corporate card program obligations of the Company and consists of bank deposits. As of September 30, 2021, we had no restricted cash.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Foreign Currency Translation and Transactions—Adjustments resulting from translating foreign functional currency financial statements of our global subsidiaries into U.S. dollars are included in the foreign currency translation adjustment in accumulated other comprehensive income. The remeasurement of our global subsidiaries’ assets and liabilities, which are denominated in a foreign currency, are recorded in other expense, within the condensed consolidated statements of operations and comprehensive loss.
Fair Value Measurements—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Observable inputs, such as quoted prices in active markets
Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3—Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Note 8, Fair Value Measurements for further details.
Recent Accounting Pronouncements—As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. For certain pronouncements, we have elected to use the adoption dates applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). In discussing the topic of cloud computing accounting, ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 can be applied on a retrospective or prospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2021, we adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the condensed consolidated balance sheet and are presented within operating cash flows. As of September 30, 2021, capitalized implementation costs for cloud computing arrangements were not material. The adoption did not have a material impact to the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. ASU 2016-02 can be applied on a modified retrospective basis, in which entities can present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted the

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effect of adoption of these standards on our condensed consolidated financial statements and related disclosures, but expect to record a material right-of-use asset and liability on the condensed consolidated balance sheet related to our operating leases upon adoption on January 1, 2022.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our condensed consolidated financial statements and disclosures.
3.INVENTORY
Inventory consisted of the following as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Finished goods	$100,792	$60,447
Reserve to reduce inventories to net realizable value	(1,457)	(1,225)
	$99,335	$59,222
4.PROPERTY AND EQUIPMENT - NET
Property and equipment consisted of the following as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$25,487	$18,568
Furniture and fixtures	11,842	6,209
Internal use software	13,247	9,031
Machinery and equipment	780	676
Computers and equipment	1,150	618
	52,506	35,102
Less accumulated depreciation and amortization	(17,941)	(11,801)
	$34,565	$23,301
Depreciation and amortization expense for the nine months ended September 30, 2020 and 2021 was $4.5 million and $6.7 million, respectively, recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were $0.0 million and $0.2 million of assets disposed of in the nine months ended September 30, 2020 and 2021, respectively. As of December 31, 2020 and September 30, 2021, unamortized capitalized internal use software costs were $6.7 million and $9.9 million, respectively.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Geographic Information
The following table summarizes our long-lived assets by geographic area, which consist of property and equipment, net. No individual foreign country represented in excess of 10% of total long-lived assets balance as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$29,781	$19,091
International	4,784	4,210
	$34,565	$23,301
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Accounts and other receivable	$10,192	$2,416
Inventory returns receivable	780	1,376
Security deposits	597	551
Prepaid expenses	5,245	4,118
Tax receivable	20,889	17,951
Deferred offering costs	4,578	—
Restricted cash	$—	$700
	$42,281	$27,112
6.OTHER ASSETS
Other assets consisted of the following as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Investment in equity securities	$2,000	$2,000
Security deposits	3,028	2,457
Intangible assets	605	935
Debt issuance costs	119	156
Deferred tax assets	354	354
	$6,106	$5,902
Investment in equity securities—On November 20, 2020, we entered into an agreement to make a minority equity investment of $2 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no unrealized gains or losses recognized during the year ended December 31, 2020 or the nine months ended September 30, 2021. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges for the year ended December 31, 2020 or the nine months ended September 30, 2021.
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
years, and we recorded depreciation and amortization charges of $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2021, respectively, which is recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consisted of the following as of December 31, 2020 and September 30, 2021:

(in thousands)	September 30, 2021	December 31, 2020
Sales-refund reserve	$3,010	$5,249
Taxes payable	14,976	11,998
Employee-related liabilities	6,167	3,581
Accrued expenses	12,879	10,663
	$37,032	$31,491
8.FAIR VALUE MEASUREMENTS
We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. Refer to Note 2, Significant Accounting Policies to our audited consolidated financial statements, contained in our Prospectus for additional detail regarding our fair value measurement methodology.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2021 and indicate the level in the fair value hierarchy in which we classify the fair value measurement.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$5,845	$5,845
	$—	$—	$5,845	$5,845

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$13,087	$13,087
	$—	$—	$13,087	$13,087
Warrant Liability—The fair value of our preferred stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the convertible preferred stock warrant liability, we used the probability weighted average values from (i) a Black-Scholes calculation and (ii) an option pricing model. We measure and report our preferred stock warrant liability at the estimated fair value on a recurring basis. As discussed further in Note 11, the preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrants, the risk-free interest rate and volatility of our comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which was weighted by management’s estimated probability of a potential initial public offering at the applicable valuation date. The value from the option pricing model reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table presents a summary of the changes in fair value of our Level 3 liabilities for the nine months ended September 30, 2020 and 2021, included within Other (expense) income in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Warrants
Balance at December 31, 2019	6,594
Decrease in fair value	(1,872)
Balance at September 30, 2020	$4,722
Balance at December 31, 2020	$5,845
Increase in fair value	7,242
Balance at September 30, 2021	$13,087
9.LONG-TERM DEBT
Long-Term Debt—On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion, which, if exercised, would allow the Company to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may reduce the total amount available for borrowing under such facility, subject to certain conditions. The Credit Agreement has a maturity date of February 20, 2024.
Borrowings under our revolving credit facility use the London Interbank Offered Rate (“LIBOR”) as a reference rate. Interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) the one-month LIBOR (adjusted LIBOR Rate for a one month interest period on a given day) plus 2.50%, plus (ii) a specified spread of 1.25% or 1.5% dependent on the average quarterly loan balance, calculated on the last day of each fiscal quarter being less than $32.0 million or greater than or equal to $32.0 million, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
The Credit Agreement contains customary events of default and financial covenants. As of December 31, 2020 and September 30, 2021, we were in compliance with these covenants.
During the nine months ended September 30, 2020, we drew down $14.0 million from the line of credit. As of December 31, 2020 and September 30, 2021, there were no amounts outstanding under the Credit Agreement.
10.STOCKHOLDERS’ DEFICIT
As of December 31, 2020, we were authorized to issue 230,192,013 shares of capital stock, comprised of 154,379,258 shares of common stock and 75,812,755 shares of convertible preferred stock. Both classes of stock had a par value of $0.0001. As of September 30, 2021, we were authorized to issue 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 75,812,755 shares of convertible preferred stock, and all classes of stock had a par value of $0.0001.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At September 30, 2021, convertible preferred stock consisted of the following:
Preferred stock

	September 30, 2021
(in thousands, except share amounts)	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Carrying Value, net of issuance cost
Series Seed	24,405,575	23,301,015	$2,330	$2,173
Series A	26,212,040	26,212,040	7,339	7,375
Series B	6,167,015	6,167,015	18,501	18,287
Series C	4,559,065	4,559,065	50,013	49,496
Series D	5,820,360	2,103,089	27,109	26,893
Series E	8,648,700	8,648,695	99,979	99,825
	75,812,755	70,990,919	$205,271	$204,049
As of September 30, 2021, the Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock (together, the “Preferred Stock”) had the following rights, preferences, privileges, and restrictions:
Voting—Each holder of Preferred Stock was entitled to 10 votes per share of Class B common stock into which the shares of Preferred Stock held by such holder could be converted as of the record date. The holders of shares of the Preferred Stock were entitled to vote on all matters on which the common stock shall be entitled to vote. Holders of Preferred Stock were entitled to notice of any stockholders’ meeting in accordance with our bylaws. Fractional votes were not, however, permitted and any fractional voting rights would be disregarded. The holders of Preferred Stock had the right to elect separate directors to our board of directors. The holders of Preferred Stock had protective rights to vote separately to approve significant changes to our operating agreement and major transactions.
Dividends—Dividends on shares of Preferred Stock were 8% per annum, when and if declared by our board of directors. The dividends were noncumulative. No distribution would have been made with respect to the common stock until all declared but unpaid dividends on the Preferred Stock were paid or set aside for payment to the holders of the Preferred Stock. After the payment or setting aside for payment of the dividends and additional dividends (other than dividends on common stock payable solely on common stock) in any fiscal year among the holders of the Preferred Stock, the holders of the Preferred Stock and common stock then outstanding would be eligible to have dividends paid or set aside for payment in proportion to the greatest whole number of shares of common stock held by each holder if all shared of Preferred Stock were converted at the then-effective conversion rate.
Liquidation—In the event of certain deemed liquidation events where dissolution of the Company did not occur, the holders of the Preferred Stock had the ability to voluntarily require us to redeem their shares at the liquidation preference using the remaining assets after the deemed liquidation event. The liquidation preference meant $11.56 per share of Series E Preferred Stock, $12.89 per share of Series D Preferred Stock, $10.97 per share of Series C Preferred Stock, $3.00 per share of Series B Preferred Stock, $0.28 per share of Series A Preferred Stock, and $0.10 per share of Series Seed Preferred Stock, subject to adjustment as outlined below. In a liquidation event where dissolution occurred, the holders of the Preferred Stock would be paid any amounts out of our remaining assets before holders of the common stock were paid. Any distributions that were below the liquidation preference amounts would be paid pro rata to holders of the Preferred Stock. Each share of Preferred Stock shall automatically have been converted into fully paid, nonassessable shares of common stock at the then-effective conversion rate for such share (i) immediately prior to the closing of an underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act, covering the offer and sale of our common stock, on the New York Stock Exchange or Nasdaq, resulting in at least $50.0 million of gross proceeds (a “Qualified IPO”), (ii) upon the settlement of the initial trade of shares of common stock on the New York Stock Exchange or Nasdaq by means of an effective registration statement under the Securities Act that registers shares of existing Common Stock of the Corporation for resale (a “Direct Listing”), or (iii) upon our receipt of a written request for

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
such conversion from a majority of the holders of Preferred Stock, or, if later, the effective date for conversion specified in such request.
Conversion—Each share of Preferred Stock was convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for the Preferred Stock, into that number of fully paid, nonassessable shares of common stock determined by multiplying such share by the Conversion Rate for such series. The conversion rate of a series of Preferred Stock meant a number equal to the then-applicable original issue rate for such series divided by the then-applicable conversion rate for such series. The original issue price and conversion rate at the date of the issuance meant $11.56 per share of Series E Preferred Stock, $12.89 per share of Series D Preferred Stock, $10.97 per share of Series C Preferred Stock, $3.00 per share of Series B Preferred Stock, $0.28 per share of Series A Preferred Stock, and $0.10 per share of Series Seed Preferred Stock. Each share of Preferred Stock shall automatically have been converted into fully paid, nonassessable shares of common stock at the then-effective conversion rate for such share (i) immediately prior to the closing of a Qualified IPO, (ii) upon a Direct Listing, or (iii) upon our receipt of a written request for such conversion from a majority of the holders of Preferred Stock, or, if later, the effective date for conversion specified in such request.
Redemption—The Preferred Stock was not redeemable.
Protective Provisions—In the event we issued additional shares of common stock after the Preferred Stock original issue date without consideration or for a consideration per share less than the conversion rate in effect immediately prior to such issuance, then and in each such event the conversion rate shall have been reduced to a price equal to such conversion rate multiplied by the following fraction: the numerator of which was equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of shares of common stock, which the aggregate consideration we received for the total number of additional shares of common stock so issued would purchase at the conversion rate in effect immediately prior to such issuance; and the denominator of which would have been equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of additional shares of common stock actually issued.
In November 2021, immediately prior to the completion of the IPO and subsequent to September 30, 2021, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock.
Common Stock
As of December 31, 2020, the Company had one class of common stock at a par value of $0.0001.
As of September 30, 2021, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
In September 2021, prior to the completion of the IPO, the Company filed its Eighth Amended and Restated Certificate of Incorporation and implemented a dual class common stock structure where all existing shares of common stock were reclassified into Class B common stock on a one-to-one basis and the Company also authorized a new class of common stock, the Class A common stock. Authorized capital stock was 2,275,812,755 shares, of which 2,000,000,000 shares was Class A common stock, 200,000,000 shares was Class B common stock, and 75,812,755 shares was preferred stock. The common stock and the preferred stock each had a par value of $0.0001 per share.
Voting—Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and holders of Class B common stock are entitled to 10 votes per share on all matters to be voted upon by the stockholders. The holders of our Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of our stockholders, unless otherwise required by Delaware law or our amended and restated certificate of incorporation. Delaware law could require either holders of our Class A common stock or Class B common stock to vote separately as a single class in the following circumstances: (i) if we were to seek to amend our amended and restated certificate of incorporation to increase or decrease the number of authorized shares of a class of our capital stock, then that class would be required to vote

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
separately to approve the proposed amendment; (ii) if we were to seek to amend our amended and restated certificate of incorporation to increase or decrease the par value of a class of our capital stock, then that class would be required to vote separately to approve the proposed amendment; and (iii) if we were to seek to amend our amended and restated certificate of incorporation in a manner that alters or changes the powers, preferences or special rights of a class of our capital stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment. As a result, in these limited instances, the holders of a majority of the Class A common stock could defeat an amendment to our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation does not provide for cumulative voting for the election of directors.
Dividends—Holders of Class A common stock and Class B common stock are entitled to ratably receive dividends if, as and when declared from time to time by our board of directors at its own discretion out of funds legally available for that purpose, after payment of dividends required to be paid on outstanding preferred stock, if any. Under Delaware law, we can only pay dividends either out of “surplus” or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.
Right to Receive Liquidation Distributions—Upon our dissolution, liquidation or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our Class A common stock and Class B common stock, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
Conversion—Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. Each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for (i) certain permitted transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and (ii) certain other permitted transfers described in our amended and restated certificate of incorporation. In addition, if held by a natural person (including a natural person serving in a sole trustee capacity), each share of our Class B common stock will convert automatically into one share of our Class A common stock upon the death or incapacity of such natural person as described in our amended and restated certificate of incorporation. All outstanding shares of our Class B common stock will convert automatically into an equivalent number of shares of our Class A common stock upon the final conversion date, defined as the later of (a) the last trading day of the fiscal quarter immediately following the tenth anniversary of September 21, 2021 and (b) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the outstanding shares of Class B common stock first represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock (except if the final conversion date determined according to (a) or (b) would otherwise occur on or after the record date of any meeting of stockholders and before or at the time the vote at such meeting is taken, then the final conversion date shall instead be the last trading day of the fiscal quarter during which such vote was taken).
Other Matters—The Class A common stock and Class B common stock have no preemptive rights pursuant to the terms of our amended and restated certificate of incorporation and our amended and restated bylaws. There are no redemption or sinking fund provisions applicable to the Class A common stock and Class B common stock. All outstanding shares of our Class A common stock are fully paid and non-assessable.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Class B Common stock reserved for future issuance as of September 30, 2021 consists of the following:

September 30, 2021
Shares reserved for preferred stock outstanding	70,990,919
Options issued and outstanding under the 2015 Equity Incentive Plan	17,042,359
Shares available for future option grants under the 2015 Equity Incentive Plan	471,926
88,505,204
Upon the completion of the IPO on November 5, 2021, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. There are no shares of preferred stock outstanding upon the completion of the IPO.
11.WARRANTS
Preferred Stock Warrants—In connection with a 2015 agreement with Venture Lending and Leasing VII and Venture Lending and Leasing VIII (the “VLL Agreement”), we issued warrants to purchase 1,104,560 shares of our Preferred Stock at an exercise price of $0.10 that expire on September 30, 2026 with an initial fair value of $0.8 million. The preferred stock warrants contained a down round and anti-dilution adjustment provision on the exercise price. The Company would have recognized on a prospective basis the value of the effect of the down round feature in the warrant when it was triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature would have been reflected in the change in fair value of the warrant liability. The preferred stock warrants could have been exercised in whole or in part at any time and included a cashless exercise option which would have allowed the holder to receive fewer shares of stock in exchange for the warrants rather than paying cash to exercise. The preferred stock warrants could have been exercised for either Series Seed Preferred Stock or Series A Preferred Stock. All of the preferred stock warrants were outstanding at December 31, 2020 and September 30, 2021.
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability are recognized in other expense in the condensed consolidated statements of operations and comprehensive loss.
The value of our Preferred Stock warrants were estimated using the probability weighted-average values from (i) a Black-Scholes calculation and (ii) an option pricing model. The following assumptions were used to estimate the fair value of the preferred stock warrants as of December 31, 2020 and September 30, 2021:

	September 30, 2021	December 31, 2020
Expected term (in years)	5.05	5.75
Fair value of underlying shares	$12.59	$5.38
Risk-free interest rate	0.82%	0.47%
Volatility	44.9%	65.1%
Expected dividend yield	—%	—%
In November 2021, immediately prior to the completion of the IPO and subsequent to September 30, 2021, the convertible preferred stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock and the Company reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Common Stock Warrants—Through 2018, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model.
Following is a summary of the terms of the warrants and warrant activity as well as warrants outstanding at September 30, 2021:

Date of issuance	October 2015/ March 2016	October 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Partially vested
Expiration	October 2024	October 2026	July 2028	July 2028

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2019	717,225	157,580	306,835
Exercised during the nine months ended September 30, 2020	—	—	—
Outstanding at September 30, 2020	717,225	157,580	306,835
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised during the nine months ended September 30, 2021	—	—	276,151
Outstanding at September 30, 2021	717,225	157,580	30,684

Fair value at September 30, 2021 (in thousands)	$8	$62	$15
In July 2018, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28, and vest ratably over 36 months beginning when services are first rendered, beginning in 2019. The warrants were issued in exchange for various marketing services, as part of the West Investments V, LLC agreement discussed in Note 15 of our audited consolidated financial statements included in the Prospectus.
For the nine months ended September 30, 2020 and 2021, we recorded approximately $0.0 million and $1.1 million, respectively, related to the vesting of warrants, which is recorded in prepaid expenses and other current assets and additional paid-in capital, until the related services are rendered, at which point it is recognized in marketing expenses. Additionally, related to the West Investments V, LLC agreement, we made a $1 million cash prepayment in the nine months ended September 30, 2020 that was recorded to prepaid expenses and other current assets. Based on services rendered to date, we recognized $1.0 million and $0.5 million of marketing expense for the nine months ended September 30, 2020 and 2021, respectively. As of December 31, 2020, and September 30, 2021, we had $0.9 million and $0.0 million remaining in prepaid expenses and other current assets. During the nine months ended September 30, 2021, 276,151 warrants were exercised. The resulting common stock shares, along with 25,000 shares of preferred stock, were sold to an existing investor for $3.5 million, which settled the shortfall in accordance with the agreement, as the purchase amount was in excess of the anticipated shortfall amount of $2.0 million.
As of December 31, 2020 and September 30, 2021, warrants to purchase up to 2,286,200 and 2,010,049 shares of our capital stock were outstanding, respectively.
12.STOCK TRANSACTIONS
On September 5, 2018, we received a promissory note from an employee in consideration for the early exercise of 825,000 shares of common stock options. In June 2020, the employee resigned from the company and the promissory note was amended and restated to reflect the loan amount related to the vested shares, and the

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
cancellation of indebtedness and our repurchase of the employee’s unvested shares. The promissory note is secured by the underlying shares of common stock and bears interest at the lesser of 2.86% per annum or the maximum rate permissible by law (which under the laws of the State of California shall be deemed to be the laws relating to permissible rates of interest on commercial loans).
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum.
Since the notes are limited recourse notes, the note receivables are not reflected in our condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021.
13.STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
In 2015, we adopted the 2015 Equity Incentive Plan (the “2015 Plan”) that authorized the granting of options for shares of common stock. Our 2015 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock awards. The 2015 Plan was terminated in connection with the adoption of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) in November 2021 in connection with the IPO, and the Company will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Equity Incentive Plan
In September 2021, the Company’s board of directors adopted, and our stockholders approved, the 2021 Plan, which became effective in connection with the IPO in November 2021. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of equity compensation. Initially, the maximum number of shares of our Class A common stock that may be issued under the 2021 Plan will not exceed 32,349,192 shares of our Class A common stock. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of share of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our board of directors may determine that the increase for such year will be the lesser number of shares. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 100,000,000 shares.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 2,932,232 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 2,850,000 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Unless otherwise determined by our board of directors, the price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period, whichever is lower. Under our ESPP, our board of directors will be permitted to specify offerings with durations of not more than 27 months and to specify shorter purchase periods within each offering.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of December 31, 2020 and September 30, 2021, we had authorized the granting of options for 26,918,466 shares of our common stock under the 2015 Plan and 4,455,901 shares and 471,926 shares remained available for issuance under the 2015 Plan, respectively.
A summary of the status of the 2015 Plan as of December 31, 2020 and September 30, 2021, and changes during the nine month period ending September 30, 2021 is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	15,611,571	$2.75	7.74	$26,879
Granted	4,820,176	6.85	N/A	11,875
Exercised	(2,553,187)	1.71	N/A	22,572
Forfeited	(780,471)	3.83	N/A	4,383
Cancelled	(55,730)	3.66	N/A	334
Outstanding at September 30, 2021	17,042,359	4.01	7.53	126,086
Vested and exercisable at September 30, 2021	7,656,314	2.09	5.88	71,185
Amount expected to vest at September 30, 2021	9,386,045	$5.57	8.87	$54,901
Stock-based compensation expense, included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, for the three and nine months ended September 30, 2020 and 2021 was comprised of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options	$1,720	$2,577	$6,448	$4,892
Non-employee stock options	5	50	105	56
Restricted stock awards relating to founder shares	—	—	—	—
	$1,725	$2,627	$6,553	$4,948
As of September 30, 2021, there was approximately $26.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2015 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 1.29 years.
The weighted-average fair value of options granted during the nine-month periods ended September 30, 2020 and 2021 was $5.13 and $6.85 per share, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the nine months ended September 30, 2020 and 2021, for employees and non-employees:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Employees—

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.95%	1.09%
Dividend yield	—	—
Volatility	51.76%	48.90%
Expected lives (years)	6.0	6.0
Fair value of common stock options	$7.65	$5.15
Non-employees—

	September 30, 2021	September 30, 2020
Risk-free interest rate	1.53%	0.64%
Dividend yield	—	—
Volatility	50.13%	50.38%
Expected lives (years)	10.0	10.0
Fair value of common stock options	$5.24	$2.42
Option Repricing—On June 27, 2020, we completed a repricing transaction for certain holders of outstanding options with an exercise price per share greater than $4.12, to an exercise price per share of $4.12. The repricing was accounted for as a modification under ASC 718. The repricing did not make any other changes to the terms of the option awards. We recognized $0.1 million of incremental stock-based compensation expense at the time of the transaction, which related to the vested portion of the shares. The stock-based compensation expense associated with unvested shares is recognized over time as the shares vest. The total incremental stock-based compensation recognized relating to the repricing was $0.2 million and $0.2 million for the nine months ended September 30, 2020 and 2021, respectively.
14.INCOME TAXES
Income tax benefit (provision) was $2.3 million and ($0.3) million for the nine months ended September 30, 2020 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2020 was 12.1%, compared to (0.8%) for the nine months ended September 30, 2021. The change in benefit (provision) for income taxes and effective tax rate is primarily due to applying the net operating loss carryback provision of the Coronavirus Aid, Relief, and Economic Security Act, which is nonrecurring, and a full valuation allowance in the United States and tax expense for foreign entities without a valuation allowance.
Our tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
15.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of September 30, 2021, the ultimate liability of the Company, if any, is not expected to have a material effect on our financial position or operations.
16.NET LOSS PER SHARE
The Company computes earnings per share using the two-class method required for participating securities and multiple classes of common stock. The two-class method requires net income be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
been distributed. The rights, including the liquidation and dividend rights and sharing of losses of the Class A common stock and Class B common stock are identical, other than voting, transfer, and conversion rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2020 and 2021:

(in thousands, except share and per share data)	September 30, 2021	September 30, 2020

Net loss attributable to common stockholders	$(34,930)	$(16,507)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,631,455	53,142,309
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.31)
The following shares of preferred and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive, are as follows:

	September 30, 2021	September 30, 2020

Outstanding stock options	17,042,359	15,316,189
Convertible preferred stock	70,990,919	70,990,919
Convertible preferred stock warrants	1,104,560	1,104,560
Common stock warrants	905,489	1,181,640
	90,043,327	88,593,308
17.BENEFIT PLAN
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the nine months ended September 30, 2020 or 2021. We made $0.7 million and $0.9 million in matching contributions for the nine months ended September 30, 2020 and 2021, respectively. We have no intention to terminate the plan.
18.SUBSEQUENT EVENTS
Management has evaluated events occurring through December 7, 2021, the date the condensed consolidated financial statements were available for issuance and has determined that apart from the completion of the IPO on November 5, 2021 noted in the footnotes above, there are no subsequent events that require disclosure in these condensed consolidated financial statements.
*   *   *   *   *   *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 31 stores as of September 30, 2021. By serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. We believe our differentiated vertical retail model enables a margin structure that allows us to provide high-quality material and product while pricing lower compared to a traditional wholesale model. Today, we are a high-growth company with a loyal and expanding customer base that has earned our brand the permission to expand beyond our casual footwear origins and enter adjacent categories such as performance running shoes and apparel. Our strong brand equity is fueled by our differentiated products created by sustainability-driven innovation.
Initial Public Offering
On November 2, 2021, we priced our initial public offering, or IPO, and our Class A common stock began trading on The Nasdaq Global Select Market on November 3, 2021 under the symbol “BIRD.” In connection with the completion of the IPO on November 5, 2021, 23,221,152 shares of our Class A common stock were issued and sold at a public offering price of $15.00 per share, which consisted of 16,850,799 shares offered by us and 6,370,353 shares offered by certain existing stockholders. We received aggregate proceeds of $237.0 million from the IPO, net of the underwriting discounts and commissions of $15.8 million and before offering costs of approximately $6.0 million. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders. The condensed consolidated financial statements as of September 30, 2021 and for the period then ended included under Part I, Item 1 of this Quarterly Report on Form 10-Q do not reflect this transaction since the IPO closed subsequent to the period end.
Recent Financial Performance
•We grew net revenue approximately 33% and 29% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.
•We increased gross margin by approximately 120 and 190 basis points for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due to a favorable product and business mix, executing on accretive product innovation, achieving economies of scale with manufacturers and key service providers, and increasing the efficiency of our global supply chain.
•We reported net losses of $13.8 million and $34.9 million for three and nine months ended September 30, 2021, respectively, as compared to $7.0 million and $16.5 million for the same periods in 2020. The increases in net loss were primarily due to higher selling, general, and administrative expense and increased other expense.
•We reported adjusted EBITDA of $(6.3) million and $(12.1) million for three and nine months ended September 30, 2021, respectively, as compared to $(3.8) million and $(10.1) million for the same periods in 2020. The decreases in adjusted EBITDA were for the same reasons as noted in the net loss discussion above.
Adjusted EBITDA is a measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “—Non-GAAP Financial Measure” below for the definition of adjusted EBITDA, as well as a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be, affected by a number of factors, including the following:
Ability to Increase Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Our continued focus on elevating our product offerings combined with our differentiated brand approach and authenticity is critical to attracting new customers and increasing closet share.
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness.
Continued Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our large and growing base of over four million existing customers. We aim to grow our closet share within our existing customer base, especially as we expand into new product categories and line extensions. We believe we must continue to innovate with new products in order to drive consumer engagement, increase closet share, and expand beyond the footwear category to move up the body with apparel. At the same time, it is critical that we maintain our long-trusted commitment to offering the most comfortable, high performance, and sustainable products. Our continued growth within our existing customer base will depend in part on our ability to continue to innovate with new products appealing to our existing customers.
Execution of Our Vertical Retail Distribution Strategy and Continued Growth of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across various channels, including digitally and in our stores. We believe this seamless consumer buying experience is important to meeting the needs of our growing customer base while also growing revenue.
We believe that growing our store footprint in the United States and internationally will help grow brand awareness, allow us to be in closer proximity to new customers, and drive profitable growth. With strong pre-COVID-19 unit economics, our store operations have historically been highly profitable, capital-efficient, and provided strong investment returns. In 2020, our retail operations were disrupted by the impact of the COVID-19 pandemic. We expect our stores to rebound to pre-COVID levels over time following the broader reopening of the economy. Based on this pre-COVID performance, we believe our new stores will be highly profitable, have attractive payback periods, serve as good capital investments, and be positioned well to take advantage of physical retail’s recovery from the pandemic. We also expect net revenue and gross margin to benefit from increased sales through our physical retail channel, which benefits from a lower return rate and decreased shipping costs. We have also seen a corresponding increase in digital traffic and digital sales as a result of store builds in new markets. Furthermore, as we grow our store footprint, we believe we will be able to expand our valuable multi-channel customer base.
We believe our omni-channel growth strategy will continue to require investment in store build outs, field infrastructure and technology to ensure that our model reaches new customers, runs in a cost-efficient manner, and provides continued innovation in the customer buying experience.
Growing Our Product Innovation Platform
Innovation has been core to the Allbirds brand since our inception in 2015. Our future innovation and product pipeline will depend, in part, on our ability to apply our expertise in materials science to source and commercialize materials that are sustainable, durable, and comfortable. Our success in leveraging these materials in our products is partially reliant on the ability of our manufacturing and supply chain partners to produce and distribute these materials at scale. It also takes months of testing before we commercialize new materials and products, which could cause delays in our existing growth plans. In addition, these initiatives may require ongoing investments which may lead to additional expenses that could delay our ability to achieve near-term profitability.
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational efficiency and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. Our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, allowed us to improve gross margin despite a difficult cost climate due to the COVID-19 pandemic. We will continue to make similar investments in developing partnerships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could result in fluctuations in our results of operations.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter.
Impact of COVID-19
Beginning in January 2020, the COVID-19 pandemic has caused general business disruption worldwide. Nevertheless, we have remained agile in both strategy and execution throughout this period and our results to date have reflected these efforts, as evidenced below. The possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that will impact our business in the future. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and

Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business” for further details.
Topline Growth
Despite the challenging backdrop for the footwear category, our sales for the three months ended September 30, 2021 increased by approximately 33% compared to the same period in 2020, and sales for the nine months ended September 30, 2021 increased by approximately 29% compared to the same period in 2020.
Store Closures and Limited Operating Hours
The COVID-19 pandemic created significant disruptions for our physical stores, the majority of which were closed between late March 2020 and July 2020. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate, and our open stores had reduced operating hours and restricted guest occupancy levels. In addition, our decision to support our retail employees through the pandemic and store closures created significant strains on operating margins during the period. As a digitally-native brand, we were able to avoid massive disruptions to our business performance through the pandemic due to the strength of our digitally-led vertical retail strategy, but the performance of our retail stores in the nine months ended September 30, 2021 lagged behind 2019 performance for the same period. Despite re-opening delays, we are back on track to resuming our store rollout strategy in 2021. Store re-openings have improved our retail performance, but same-store sales as of September 30, 2021 remain below 2019 levels.
Gross Margin
Despite headwinds in manufacturing, shipping, and logistics, we were able to expand our gross margin by approximately 120 and 190 basis points for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, driven by favorable product mix shift and an increase in product margins, highlighting our business’ resiliency and flexibility. We believe that as we continue to scale, our upfront investments in materials science and sustainable manufacturing processes will result in greater economies of scale which will ultimately improve our gross profitability.
Product Development
Despite volatile sourcing and logistics headwinds, we were able to continue our innovation cycle without material delays by launching several new product styles during the three months ended September 30, 2021. We debuted our performance apparel line in August 2021 and introduced new products, such as the Sugar Rover and Wool Piper Mids, during the period. Our expanded performance line also fits with growing consumer trends towards more comfortable, versatile products as people continue to work at home during the pandemic.
Components of Results of Operations
Net Revenue
We generate net revenue primarily through sales of our products in our directly owned digital and physical retail channels. The digital channel includes direct sales to consumers through our websites and mobile app, and the physical retail channel includes sales through our owned stores. Substantially all of our sales are through directly owned channels. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, and distribution center and related equipment costs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.

Gross Profit and Gross Margin
Gross profit represents net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may in the future fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the channels through which we sell our products, the innovation initiatives we undertake in each product category, cost drivers, such as product promotions, commodity prices and transportation rates, and manufacturing costs, among other factors. Our expectation is that the combination of our strategy and growth initiatives will result in both topline expansion and operational leverage, leading to a strong gross margin profile.
Operating Expense
Selling, general, and administrative expense
Selling, general, and administrative expense consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for store employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation expense. Selling, general, and administrative expense also includes rent expense and associated utilities for office and retail locations, depreciation and amortization expense, software costs, third-party professional fees, and costs related to other office functions. We anticipate that we will incur additional costs for personnel and related expenses and third-party professional fees related to our operation as a public company and expect our selling, general, and administrative expense to increase in absolute dollars as we continue to grow our business.
Marketing expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to continue to increase in absolute dollars as we continue to expand our brand awareness, introduce new product innovations across multiple product categories, and implement new marketing strategies.
Interest Expense
Interest expense primarily consists of interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A., or the Credit Agreement.
Other (Expense) Income
Other (expense) income consists of gain or loss on foreign currency driven by our international operations and changes in the fair value of our preferred stock warrant liability. This relates to mark to market accounting for our preferred stock warrant liabilities, and will fluctuate as the value of the underlying preferred equity increases or decreases.
In November 2021, immediately prior to the completion of the IPO and upon the automatic issuance of shares of Class B common stock pursuant to the terms of our outstanding convertible preferred stock warrants, our preferred stock warrant liability was reclassified to additional paid-in capital. Therefore, subsequent to 2021, there will no longer be an impact to other expense.
Income Tax Benefit (Provision)
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we are currently in a pre-tax book loss and expect to be in a taxable loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of September 30, 2021.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$62,711	$47,242	$180,253	$140,021
Cost of revenue	28,776	22,239	82,370	66,702
Gross profit	33,935	25,003	97,883	73,319
Operating expense:
Selling, general, and administrative expense(1)(2)	33,017	20,094	85,549	61,226
Marketing expense	12,794	12,139	38,808	31,659
Total operating expense	45,811	32,233	124,356	92,885
Loss from operations	(11,876)	(7,230)	(26,473)	(19,566)
Interest expense	(53)	(113)	(141)	(329)
Other (expense) income	(2,039)	(518)	(8,019)	1,133
Loss before provision for income taxes	(13,968)	(7,861)	(34,632)	(18,762)
Income tax benefit (provision)	167	863	(298)	2,255
Net loss	$(13,802)	$(6,998)	$(34,930)	$(16,507)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(699)	266	(1,029)	469
Total comprehensive loss	$(14,500)	$(6,732)	$(35,959)	$(16,038)
________________
(1)Includes stock-based compensation expense of $2.6 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Includes depreciation and amortization expense of $2.4 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $6.7 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table sets forth our consolidated results of operations as a percentage of net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.9%	47.1%	45.7%	47.6%
Gross profit	54.1%	52.9%	54.3%	52.4%
Operating expense:
Selling, general, and administrative expense	52.6%	42.5%	47.5%	43.7%
Marketing expense	20.4%	25.7%	21.5%	22.6%
Total operating expense	73.1%	68.2%	69.0%	66.3%
Loss from operations	(18.9)%	(15.3)%	(14.7)%	(14.0)%
Interest expense
Other (expense) income	(3.3)%	(1.1)%	(4.4)%	0.8%
Loss before provision for income taxes	(22.3)%	(16.6)%	(19.2)%	(13.4)%
Income tax benefit (provision)	0.3%	1.8%	(0.2)%	1.6%
Net loss	(22.0)%	(14.8)%	(19.4)%	(11.8)%
Items of other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1.1)%	0.6%	(0.6)%	0.3%
Total comprehensive loss	(23.1)%	(14.3)%	(19.9)%	(11.5)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenue	$62,711	$47,242	32.7%	$180,253	$140,021	28.7%
Net revenue increased by $15.5 million, or 32.7%, for the three months ended September 30, 2021 as compared to the same period in 2020. Our sales growth was primarily driven by an increase in the number of orders and average order value, or AOV, which we define as net revenue for a given period divided by the number of orders during the same period. as well as physical retail recovery in the United States after temporary closures, reduced operating hours, and restricted guest occupancy levels due to COVID-19.
Net revenue increased by $40.2 million, or 28.7%, for the nine months ended September 30, 2021 as compared to the same period in 2020. Our sales growth was primarily driven by an increase in the number of orders and AOV, as well as physical retail recovery in the United States after temporary closures, reduced operating hours, and restricted guest occupancy levels due to COVID-19.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$28,776	$22,239	29.4%	$82,370	$66,702	23.5%
Gross profit	33,935	25,003	35.7%	97,883	73,319	33.5%
Gross margin	54.1%	52.9%	2.3%	54.3%	52.4%	3.6%
Cost of revenue increased by $6.5 million, or 29.4%, for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by an increase in the total number of orders. Our gross margin improved from 52.9% to 54.1% for the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to favorable product mix, sales of higher gross margin products, such as apparel, and a decrease in product costs. This was partially offset by higher warehouse and logistics costs as a result of COVID-19.
Cost of revenue increased by $15.7 million, or 23.5%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by an increase in the total number of orders. Our gross margin improved from 52.4% to 54.3% for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to favorable product mix, sales of higher gross margin products, such as apparel, and a decrease in product costs. This was partially offset by higher warehouse and logistics costs as a result of COVID-19.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$33,017	$20,094	64.3%	$85,549	$61,226	39.7%
Marketing expense	12,794	12,139	5.4%	38,808	31,659	22.6%
Total operating expense	$45,811	$32,233	42.1%	$124,356	$92,885	33.9%
Selling, general, and administrative expense
Selling, general, and administrative expense increased by $12.9 million, or 64.3%, for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by $4.9 million in personnel and related expenses as a result of higher headcount, $1.5 million in stock-based compensation and common stock warrant expense, and $1.4 million in rent expense as a result of an increased number of stores in operation. The remaining $5.1 million increase was composed of other miscellaneous operating and professional expenses.
Selling, general, and administrative expense increased by $24.3 million, or 39.7%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by $9.2 million in personnel and related expenses as a result of higher headcount, $3.4 million in rent expense as a result of an increased number of stores in operation, and $2.7 million in stock-based compensation and common stock warrant expense. The remaining $9.0 million increase was composed of other miscellaneous operating and professional expenses.
Marketing expense
Marketing expense increased by $0.7 million, or 5.4%, for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by new product launches.
Marketing expense increased by $7.1 million, or 22.6%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by increased digital advertising expenses as a result of the more competitive, higher-media cost environment, new product launches, and the consumer migration to eCommerce due to physical retail restrictions as a result of COVID-19.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense	$(53)	$(113)	(53.1)%	$(141)	$(329)	(57.1)%
Interest expense decreased by $0.1 million, or 53.1%, for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily driven by an increase in interest income, offset by increased interest expense related to our Credit Agreement.
Interest expense decreased by $0.2 million, or 57.1%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily driven by an increase in interest income, offset by increased interest expense related to our Credit Agreement.

Other (Expense) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Other (expense) income	$(2,039)	$(518)	293.6%	$(8,019)	$1,133	807.8%
Other (expense) income increased by $1.5 million, or 293.6%, for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by increased warrant liability expense as a result of the increase in the value of the underlying shares, partially offset by gains on foreign currency translation.
Other (expense) income increased by $9.2 million, or 807.8%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily driven by increased warrant liability expense as a result of the increase in the value of the underlying shares.
Income Tax Benefit (Provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in thousands)			(dollars in thousands)
Income tax benefit (provision)	$167	$863	(80.6)%	$(298)	$2,255	(113.2)%
Income tax benefit (provision) decreased by $0.7 million, or 80.6%, for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily due to a lower profit in our foreign entities that do not have a full valuation allowance.
Income tax benefit (provision) decreased by $2.5 million, or 113.2%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the nine months ended September 30, 2020. Specifically, we applied the net operating loss carryback provision of the CARES Act, which is nonrecurring.

Non-GAAP Financial Measures
We include adjusted EBITDA and adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance and because we believe they facilitate operating performance comparison from period to period by excluding differences primarily caused by the impact of stock-based compensation expense, depreciation and amortization, other expense (consisting of changes in fair value of our preferred stock warrant liability, gains or losses on foreign currency, and gains or losses on sales of property, plant, and equipment), interest expense, and provision for income taxes. Because adjusted EBITDA and adjusted EBITDA margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use these measures for our business planning purposes. In addition, we believe adjusted EBITDA and adjusted EBITDA margin are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as measures of operational performance.
Adjusted EBITDA and adjusted EBITDA margin should not be considered as alternatives to net loss, net loss margin, or any other measure of financial performance calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net loss, and the use of adjusted EBITDA margin rather than net loss margin. Some of these limitations are that adjusted EBITDA and adjusted EBITDA margin:
•do not reflect stock-based compensation expenses, including common stock warrant expense, and therefore does not include all of our compensation costs;
•exclude depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•do not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
•do not reflect other (expense) income that may increase or decrease cash available to us; and
•do not reflect income tax expense or benefit that reduce cash available to us.
Further, other companies, including companies in our industry, may calculate adjusted EBITDA and adjusted EBITDA margin differently, which reduces their usefulness as comparative measures. Because of these limitations, we consider, and you should consider, adjusted EBITDA and adjusted EBITDA margin together with other operating and financial performance measures presented in accordance with GAAP.
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(13,802)	$(6,998)	$(34,930)	$(16,507)
Add (deduct):
Stock-based compensation, including common stock warrant expense	3,158	1,725	7,687	4,948
Depreciation and amortization	2,410	1,682	6,704	4,512
Other (expense) income	2,039	518	8,019	(1,133)
Interest expense	53	113	141	329
Income tax benefit (provision)	(167)	(863)	298	(2,255)
Adjusted EBITDA	$(6,309)	$(3,823)	$(12,081)	$(10,106)

Adjusted EBITDA decreased by $2.5 million, or 65.0%, for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily driven by higher selling, general, and administrative expense and increased other expense.
Adjusted EBITDA decreased by $2.0 million, or 19.5%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily driven by higher selling, general, and administrative expense and increased other expense.
We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. The following table presents net loss and adjusted EBITDA as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenue	$62,711	$47,242	$180,253	$140,021
Net loss	$(13,802)	$(6,998)	$(34,930)	$(16,507)
Net loss margin	(22.0)%	(14.8)%	(19.4)%	(11.8)%
Adjusted EBITDA	$(6,309)	$(3,823)	$(12,081)	$(10,106)
Adjusted EBITDA margin	(10.1)%	(8.1)%	(6.7)%	(7.2)%
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $126.6 million. As of September 30, 2021, we had cash and cash equivalents of $65.4 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from private sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of approximately $6.0 million.
In February 2019, we entered into the Credit Agreement. The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion of up to $35.0 million. The Credit Agreement has a maturity date of February 20, 2024. As of December 31, 2020 and September 30, 2021, we had no outstanding balances under the Credit Agreement. See Note 9, Long-Term Debt of our unaudited condensed consolidated financial statements included in Part I, Item 1, for more information regarding the Credit Agreement.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue growth rate, our ability to scale across categories and geographies and increase retail stores, our ability to execute on new marketing initiatives, the timing and extent of spending to support growth initiatives, the market adoption of new products, and overall market conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	(45,496)	(39,624)
Net cash used in investing activities	(18,319)	(11,483)
Net cash provided by financing activities	2,305	114,551
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(371)	464
Net (decrease) increase in cash, cash equivalents, and restricted cash	(61,880)	63,908
Net Cash Used In Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $45.5 million, which consisted of a net loss of $34.9 million, partially offset by non-cash charges of $21.2 million and a net change of $31.7 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $40.8 million in inventory to support our growth and product expansion, an increase of $17.3 million in accounts payable due to the timing of payments, an increase of $11.5 million in prepaid and other current assets largely due to an increase in prepaid taxes and receivables, and an increase of $3.9 million in other long-term liabilities primarily due to an increase in deferred rent liabilities.
During the nine months ended September 30, 2020, net cash used in operating activities was $39.6 million, which consisted of a net loss of $16.5 million, partially offset by non-cash charges of $7.6 million and a net change of $30.7 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $19.3 million in inventory to support our growth and product expansion, an increase of $8.5 million in prepaid and other current assets largely due to an increase in prepaid taxes and taxes receivable, and a decrease of $4.0 million in accounts payable due to the timing of payments.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant, and equipment.
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $18.3 million and $11.5 million, respectively, and consisted primarily of cash outflows for the purchases of property, plant, and equipment, largely to support the opening of retail stores.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.3 million, primarily due to $4.8 million in net proceeds from exercises of stock options and common stock warrants, offset by $2.5 million of payments of deferred offering costs. Net cash provided by financing activities for the nine months ended September 30, 2020 was $114.6 million, primarily due to the net proceeds from the issuance of preferred stock and issuance of debt.
Contractual Obligations and Commitments
As of September 30, 2021, there were no material changes outside the ordinary course of business to our contractual obligations and commitments, as compared to those disclosed as of December 31, 2020 in the Prospectus under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments.”.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Recent Accounting Pronouncements
For information on new accounting pronouncements adopted and not yet adopted as of the date of this report, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual gross revenue, we have more than $700.0 million in market value of our Class A stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest Rate Risk
As of September 30, 2021 we had cash and cash equivalents of $65.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2021, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, with some denominated in foreign currencies, and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, Chinese yuan, British pound, and New Zealand dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of September 30, 2021, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. We have received, and may in the future continue to receive, claims arising from: our products, such as consumer claims and personal injury claims; our workforce, our technology, and business processes, such as worker classification and patent claims; our sustainability and ESG practices, statements, and goals; and our intellectual property, such as trademarks and copyright infringement claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included in Part I, Item 1, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Business, Brand, Products, and Industry
The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the travel restrictions, quarantines, and other related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets, and the overall environment for our business, and the extent to which it may continue to impact our results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic may persist indefinitely, even after the pandemic has subsided.
The pandemic created significant disruptions for our physical stores, with the majority of our stores closed between late March 2020 through July 2020 (with the exception of a limited number of locations in the Asia Pacific region), as well as reduced operating hours and restricted guest occupancy levels. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. In addition, our decision to support our employees through the pandemic and store closures created significant strains on our operating margins during the period. The performance of our retail stores in 2020 significantly lagged behind 2019 performance. We began reopening those stores to the public through a phased approach commencing in June 2020 and successfully completed the reopening process over the course of several months, as local conditions and regulations permitted. The re-openings of our stores have improved our retail performance to date, but the possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that will impact our business in the future.
In March 2020, we also closed the majority of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. We began gradually reopening our closed corporate officers in a phased approach over the course of 2020 and into 2021, and are continuing to evaluate and update our “return to office” policies in light of our concern for the health and safety of our team members and the recommendations of government and health authorities.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our financial condition, business, and results of operations due to the occurrence of some or all of the following events or circumstances, among others:
•our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to operate worksites at full capacity or at all, including manufacturing facilities and shipping and fulfillment centers as well as our retail stores, whether due to employee illness, reluctance to appear at work, or “stay-at-home” regulations;
•our inability to meet consumer demand and delays in the delivery of our products to our customers, resulting in reputational harm and damaged customer relationships;
•inventory shortages caused by a combination of increased demand that has been difficult to predict with accuracy, and longer lead-times and materials shortages in the manufacturing of our products, due to work restrictions related to COVID-19, shut-down or disruption of international suppliers, import/export conditions such as port congestion, and local government orders;
•interruptions in manufacturing (including the sourcing of key materials) and shipment and delivery of our products (including due to material delays with the U.S. Postal Service, FedEx, UPS, and other shipping and delivery providers);
•our inability to manage our business effectively due to employees (including key employees and retail staff) becoming ill;
•limitations preventing our executives and other key personnel from traveling for business purposes;
•disruptions of the operations of our third-party suppliers, which could impact our ability to purchase materials at favorable prices and in sufficient amounts;
•increases in administrative and compliance costs resulting from dynamic and rapidly changing governmental rules, regulations, and guidance regarding workplace health and safety;
•longer wait times and delayed responses to customer support inquiries and requests;
•increased rates of post-purchase order cancellation as a result of longer delivery lead times and delivery reschedules;
•decreased revenue and increased return rates due to a decrease in consumer discretionary spending;
•our commitment to our employees, or our “flock,” which led us to continue employing and paying wages and providing benefits to our retail store employees during the COVID-19 pandemic, even when our retail stores were closed;
•increases in shipping, logistics, freight, labor, and/or storage costs; and
•significant increases to employee health care and benefits costs.
The scope and duration of the pandemic, including resurgences in various regions in the United States and globally, the pace at which government restrictions are lifted, the pace, availability, and effectiveness of vaccinations in various regions in the United States and globally, or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our cost of revenue and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

While we believe that the long-term fundamentals of our business are largely unchanged and anticipate that our results of operations in future years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more details on the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.
Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which may adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
One factor in our success is the strength of our brand; if we are unable to maintain and enhance the value and reputation of our brand and/or counter any negative publicity, we may be unable to sell our products, which would harm our business and could materially adversely affect our financial condition and results of operations.
The Allbirds brand is integral to our business strategy and our ability to attract and engage customers. As a result, our success depends on our ability to maintain and enhance the value and reputation of the Allbirds brand. Maintaining, promoting, and positioning our brand will depend largely on the success of our design and marketing efforts, including advertising and consumer campaigns, as well as our product innovation, product quality, and sustainability initiatives. Our commitment to product innovation, quality, and sustainability and our continuing investment in design (including materials) and marketing efforts may not have the desired impact on our brand image and reputation.
We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand also depends on our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, vision, and values, including our status as a Delaware public benefit corporation, or PBC, and our commitment to environmental conservation and sustainability. Any actions or any public statements or social media posts about Allbirds or our products by our customers, consumers who have not yet bought our products, our current or former employees, current or former Allgood Collective Ambassadors (which is what we call the community of influencers whom we engage to help promote our brand), celebrities, or other public figures, whether authorized or not, that are contrary to our values may negatively affect consumer perception of our brand. Any incidents involving our company, our suppliers or manufacturers, our Allgood Collective Ambassadors or others, or the products we sell, could erode the trust and confidence of our customers, and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls, or litigation.
Our brand and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us or formerly associated with us (including employees, Allgood Collective Ambassadors, celebrities, or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if we fail to deliver innovative and high quality products, if we face or mishandle a product recall, or if we are subject to claims of “greenwashing” (e.g., if the carbon footprint of one or more of our products is alleged to be greater than what we claim, or if we fail or are alleged to have failed to achieve our sustainability goals). Our brand and reputation could also be negatively impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to product labeling and safety, marketing, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Negative publicity regarding our suppliers or manufacturers could adversely affect our reputation and sales and could force us to identify and engage alternative suppliers or manufacturers. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition, and results of operations.
In addition, the importance of our brand may increase to the extent we experience increased competition, which could require additional expenditures on our brand promotion activities. Maintaining and enhancing our brand image also may require us to make additional investments in areas such as merchandising, marketing, and online operations. These investments may be substantial and may not ultimately be successful.
We have incurred significant net losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
We incurred net losses of $14.5 million, $25.9 million, and $34.9 million in 2019, 2020, and the nine months ended September 30, 2021, respectively, and we had an accumulated deficit of $126.9 million as of September 30, 2021. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
•expand our product and style mix;
•invest in new materials innovation and technology;
•focus on sustainable and environmentally friendly practices in our supply chain (which are often more expensive than traditional alternatives);
•invest in advertising and marketing initiatives to engage existing and new customers, enhance awareness of our brand, and grow market share;
•extend our retail store fleet;
•invest in the overall health and well-being of our employees;
•address increased competition;
•recruit and retain talent; and
•incur significant accounting, legal, and other expenses as a public company that we did not incur as a private company.
These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect or may not result in the returns we anticipate, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our Class A common stock could decline significantly.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our net revenue and profitability.
The market for footwear and apparel is highly competitive. Our competitors include athletic and leisure footwear companies, as well as athletic and leisure apparel companies. We also compete directly against wholesalers and direct retailers of footwear and apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical footwear, as well as against retailers specifically focused on footwear. Competition may result in pricing pressures, reduced profit margins, lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. Many of our competitors are large apparel companies with strong worldwide brand recognition, while others are new market participants with low barriers to entry. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in athletic footwear and other casual footwear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do.
We rely on technical and materials innovation to offer high-quality products.
Technical and materials innovation and quality control in the design and manufacturing process of our footwear and apparel is essential to the commercial success of our products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of materials sciences, sustainability, and related fields. While we strive to produce products that are comfortable and environmentally sustainable, if we fail to introduce technical and materials innovation in our products, then consumer demand for our products could decline and we may be unable to meet our sustainability goals, which could harm our brand and reputation, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.
Our focus on using sustainable materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our growth.
We are dedicated to prioritizing sustainable materials, an environmentally friendly supply chain, and manufacturing processes that collectively limit our carbon footprint. As our business expands, it may be increasingly challenging to cost-effectively secure enough sustainably sourced materials to support our growth and achieve our sustainability goals while also achieving and maintaining profitability. In addition, our ability to expand into new product categories depends in part on our ability to identify new sustainable materials that are suitable for our products. Our inability to source materials that meet our sustainability requirements in sufficient volumes could result in slower growth, increased costs, and/or lower net profits. Additionally, as our business expands, we may not be able to identify suppliers and manufacturers with business practices that reflect our commitment to sustainability, which may harm our ability to expand our supply chain to meet the expected growth of our business. If any of these factors prevent us from meeting our sustainability goals or increase the carbon footprint of any our products, then it could have an adverse effect on our brand, reputation, results of operations, and financial condition.
If we fail to attract new customers, retain existing customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects will be harmed.
Our success depends in large part upon widespread adoption of our products by our customers. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our sustainable footwear and apparel products. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience, or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers, and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products. Such campaigns can be expensive and may not result in new customers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenue at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition, and results of operations may be materially adversely affected.
In addition, our future success depends in part on our ability to increase sales to our existing customers over time, as a significant portion of our net revenue is generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the products we offer. If existing customers no longer find our products appealing, are not satisfied with our customer service, or if we are unable to timely update our products to meet current trends and customer demands, our existing customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.
If we are unable to continue to attract new customers or our existing customers decrease their spending on the products we offer or fail to make repeat purchases of our products, our business, financial condition, results of operations, and growth prospects will be harmed.
Climate change and increased focus by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, and financial results.
Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to an increase in prices of raw materials, commodities, and/or packaging, as well as reduced availability of key manufacturing components. Increased frequency of extreme weather, such as storms, hurricanes, and floods, could cause increased disruption to the production and distribution of our products and have an adverse impact on consumer demand and spending.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and stakeholders have focused increasingly on the environmental, social, and governance, or ESG, and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. In addition to our status as a PBC and certified B Corporation, or B Corp, we are focused on being an ESG leader in our industry. If our ESG practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), or if our ESG practices do not live up to our own values or ESG- and sustainability-related goals, then our brand, reputation, and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations and to achieve our sustainability goals. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us.
If we are unable to anticipate product trends and consumer preferences and successfully develop and introduce new products, we may not be able to maintain or increase our revenue and profits.
Our success depends on our ability to identify, originate, and define product trends within the footwear and apparel industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, during the COVID-19 pandemic, there has been a shift of consumer preferences to more casual and informal apparel and footwear as greater numbers of consumers have shifted to working remotely from home. In addition, our experience in anticipating consumer preferences in one category, such as footwear, may not help us predict or anticipate consumer preferences in other new categories, such as apparel. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.
We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, social media, and our Allgood Collective, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in the 35 countries where we sell our products.
We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by our target customers, we may fail to attract customers, and our brand and reputation may be harmed. In addition, our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.
We receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable economic and other terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives may become increasingly expensive, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
If our marketing efforts are not successful in promoting awareness of our products, driving customer engagement, or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected.
Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows, and harm to our business.
To meet anticipated demand for our products, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, store closures (including, for example, due to the COVID-19 pandemic), and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.
Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices at our outlet store in Northern California.
Conversely, if we underestimate customer demand for our products and fail to place sufficient orders with our manufacturers in advance, then our manufacturers may not be able to deliver products to meet our requirements and we may experience inventory shortages. Inventory shortages in our stores or third-party distribution centers could result in delayed shipments to customers, lost sales, a negative customer experience, lower brand loyalty, and damage to our reputation and customer relationships, any of which could have an adverse effect on our results of operations, financial condition, and cash flows.
As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks.
As of September 30, 2021, we operated approximately 31 retail store locations across eight countries. We lease our stores under operating leases. We expect to significantly increase the total number of stores we operate over the next few years, domestically and internationally.
Our ability to effectively obtain real estate to open new retail stores, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we seek to downsize, consolidate, reposition, or close some of our real estate locations, which may require modification of an existing lease. We generally cannot cancel these leases at our option. For example, due to the COVID-19 pandemic, across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. During this period, our stores were not generating any revenue, but we were generally required to continue paying rent. Similarly, if an existing or new store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores, could have an adverse effect on our results of operations and financial condition.
Additionally, the economic environment may make it difficult to determine the fair market rent of real estate properties domestically and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, which could have an adverse effect on our results of operations and financial condition.
As of September 30, 2021, we had approximately 371 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer.
We have significant exposure to changes in domestic and foreign laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, pension contributions, citizenship requirements, and payroll taxes, which could have a direct impact on our operating costs. These laws change frequently, exist at multiple levels with respect to a single physical location (e.g., federal, state, and local) and may be difficult to interpret and apply.
A significant increase in minimum wage or overtime rates in countries where we have employees could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, all of which may cause us to incur additional costs. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury, and other claims. In addition, if a large portion of our workforce were to become members of labor organizations or parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage, or other labor action, which could have an adverse effect on our business. Our business operations and financial performance could be adversely affected by changes in our relationship with our workforce or changes to U.S. or foreign labor and employment laws and regulations.
We may be unable to successfully open new store locations in existing or new geographies in a timely manner, if at all, which could harm our results of operations.
Our growth will largely depend on our ability to successfully open and operate new stores, which depends on many factors, including, among others, our ability to:
•identify suitable store locations, the availability of which is outside of our control and may require expensive and long-term lease obligations;
•gain brand recognition and acceptance, particularly in geographies or regions that are new to us;
•negotiate acceptable lease terms;
•hire, train, and retain store personnel and field management who possess the required customer service and other skills and who share our commitment to sustainability;
•invest sufficient capital in store build-out and opening;
•immerse new store personnel and field management into our corporate culture and shared values;
•source sufficient inventory levels; and
•successfully integrate new stores into our existing operations and information technology systems.
We may be unsuccessful in identifying new markets where our sustainable footwear and apparel products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new locations due to market saturation and/or other macro conditions (e.g., the impact of COVID-19).
Our business depends on our ability to maintain a strong community of engaged customers and Allgood Collective Ambassadors, including through the use of social media. We may be unable to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, we fail to maintain and grow our network of Allgood Collective Ambassadors, or otherwise fail to meet our customers’ expectations.
As of September 30, 2021, we partnered with over 115 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.

We and our Allgood Collective Ambassadors use third-party social media platforms to raise awareness of our brand and engage with our community. As existing social media platforms evolve and new platforms develop, we and our Allgood Collective Ambassadors must continue to maintain a presence on these platforms and establish a presence on emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers and our financial condition may suffer. Furthermore, as laws and regulations governing the use of these platforms evolve, any failure by us, our Allgood Collective Ambassadors, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and adversely affect our business, financial condition, and results of operations. In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.
Allgood Collective Ambassadors may engage in behavior or use their online presence or personal image in a manner that reflects poorly on our brand or is in violation of applicable regulations or platform terms of service, and that may be attributed to us. Negative commentary regarding us, our products, or Allgood Collective Ambassadors and other third parties who are affiliated with us, whether accurate or not, may be posted on social media platforms at any time and may adversely affect our reputation, brand, and business. The harm may be immediate, without affording us an opportunity for redress or correction, and could have an adverse effect on our business, financial condition, and results of operations.
In addition, customer complaints or negative publicity related to our website, mobile app, products, product delivery times, customer data handling, marketing efforts, security practices, or customer support, especially on blogs and social media websites, could diminish customer loyalty and community engagement and harm our brand and business.
If we continue to grow at a rapid pace, we may be unable to effectively manage our growth and the increased complexity of our business and, as a result, our brand, business, and financial performance may suffer.
We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $126.0 million in 2018 to $193.7 million in 2019 and to $219.3 million in 2020. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses, such as our recent expansion of sales outside of the United States, which require substantial cash investments and management attention. We expect to invest substantially in expanding the number and geographic reach of our retail stores in the short- and mid-term. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.
In 2020, we began making our carbon footprint calculations available for our products. In 2021, we announced a highly ambitious sustainability strategy in service of our aim to help to reverse climate change through better business. Our sustainability strategy has three strategic priorities: (1) Regenerative Agriculture, (2) Renewable Materials, and (3) Responsible Energy. These priorities are underpinned by 10 targets, which we intend to achieve by the end of 2025, or the 2025 Targets. In addition, we have announced a goal to reduce our per-unit carbon emissions to less than 1 kg of carbon dioxide equivalent emissions by 2030, or the 2030 Goal. We anticipate continuing to make ESG disclosures and expanding the number of disclosures we make over time.
While our sustainability strategy and practices and the level of transparency with which we are approaching them are foundational to our business, they expose us to several risks, including:
•that we may fail or be unable to fully achieve one or more of the 2025 Targets or the 2030 Goal due to a range of factors within or beyond our control (including a failure for governments and other third parties to make the investments that are required to make infrastructure improvements, such as greater availability of cleaner energy grids), or that we may adjust or modify our stated goals in light of new information, adjusted projections, or a change in business strategy, any of which could negatively impact our brand, reputation, and business;
•that achieving the 2025 Targets and/or 2030 Goal may require us to expend significant resources, which could divert the attention of our senior management and key personnel, delay the time by which we can achieve profitability, harm us competitively, or otherwise limit our ability to make investments in our growth;
•that our disclosures related to ESG may result in heightened scrutiny from stakeholders or other third parties of our ESG performance, activities, and decisions;
•that a failure to or perception of a failure to disclose metrics and set goals that are rigorous enough or in an acceptable format, a failure to appropriately manage selection of goals, a failure to or perception of a failure to make appropriate disclosures, stakeholder perception of a failure to prioritize the “correct” ESG goals, or an unfavorable ESG-related rating by a third party could negatively impact our brand, reputation, and business;
•that certain metrics we utilize receive limited assurance from and/or verification by third parties, may involve a less rigorous review process than assurance sought in connection with more traditional audits, such a review process may not identify errors and may not protect us from potential liability under the securities laws, and, if we were to seek more extensive assurance or attestation with respect to such ESG metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation;
•that the third-party data used in our carbon footprint calculations are determined to be wrong or become unavailable to us for whatever reason, which would require us to find a new source of quality third-party data or develop our own, either of which could require significant resources, a temporary suspension of sharing a carbon footprint for each product, or an adjustment to carbon footprint numbers because of variations in the underlying data, and if our stakeholders react unfavorably to any such situation or we fail to adequately manage any transition, it could negatively impact our brand, reputation, and business;
•that the ESG or sustainability standards, norms, or metrics, which are constantly evolving, change in a manner that impacts us negatively or requires us to change the content or manner of our disclosures, and our stakeholders or third parties view such change(s) negatively, we are unable to adequately explain such changes, or we are required to expend significant resources to update our disclosures, any of which could negatively impact our brand, reputation, and business; and
•that our brand, reputation, and business could be negatively impacted if any of our disclosures, including our carbon footprint numbers, reporting to third-party ESG standards, or reporting against our 2025 Targets, 2030 Goal, or other goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.
We are subject to risks related to our commitment to certain ESG criteria, which we call the Sustainability Principles and Objectives Framework, or the SPO Framework.
The SPO Framework, which consists of ESG criteria that we intend to satisfy, is described more fully in the section titled “The Sustainability Principles and Objectives Framework” in the Prospectus. This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework may result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we are committing publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.
We have a limited operating history, which makes it difficult to predict our future results of operations, particularly in newer geographies.
We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including a decline in demand for our products as a result of the COVID-19 pandemic or for other reasons, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our market or the geographies where we operate and where we sell our products, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
Our future success is substantially dependent on the continued service of our co-founders and co-Chief Executive Officers, as well as other senior management, and our ability to attract and retain talent.
We depend on the continued services and performance of our senior management and other key personnel, including Timothy Brown and Joseph Zwillinger, our co-founders and Co-Chief Executive Officers. Mr. Brown’s and Mr. Zwillinger’s employment with us is at-will, which means that they may resign or could be terminated for any reason at any time. Should either of them stop working for us for any reason, it is unlikely that the other co-

founder would be able to fulfill the responsibilities of the departing co-founder, nor is it likely that we would be able to immediately find a suitable replacement. Our other senior management and key employees are also employed on an at-will basis, with the exception of one member of our senior management team who resides in the United Kingdom and is entitled to standard statutory rights under local law. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including members of management, supply chain, innovation and sustainability, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have. The incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as our past incentive or as the current incentives offered by our competitors. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (particularly during the ongoing COVID-19 pandemic). For example, as we expand into new geographies, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market once the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense.
Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.
If we cannot maintain our culture and values as we grow, our business could be harmed.
We believe that a critical component of our success has been our corporate culture and values. We have invested substantial time and resources in building our culture, which is rooted in innovation, teamwork, and achieving profit with purpose. Relatedly, we believe that our status as a PBC, our commitment to environmental conservation and sustainability, and our certified B Corp status, all of which are foundational aspects of our culture and values, distinguish us from our competitors and promote a relationship among our customers, partners, and employees founded on trust.
However, as we continue to grow, including geographically expanding our presence outside of our headquarters in San Francisco, California, and developing the infrastructure associated with being a public company, we face a number of challenges that may affect our ability to sustain our corporate culture and shared values, including:
•a need to identify, attract, reward, and retain people in key leadership positions in our organization who share and further our culture, values, mission, and public benefit objective;
•the increasing size and geographic diversity of our workforce, which may limit our ability to promote a uniform and consistent culture and set of shared values across all of our offices and employees globally;
•the wider array of alternative working arrangements we now permit or may in the future permit, including part-time or flexible roles, fully remote roles, or “hybrid” roles (where a mix of in-person and remote work is permitted);

•the costs of our employee health and well-being initiatives and other ESG investments, which are required to maintain our corporate culture and live up to our values, but which may be more expensive than those of our competitors;
•the loss of our certified B Corp status;
•competitive pressures that may divert us from our mission, vision, and values, and may cause us to take actions that are contrary to, or that our workforce views as contrary to, our culture or values;
•our rapidly evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
Any failure to preserve our corporate culture (or localize it authentically) or any failure to live up to our values as a company, particularly those related to environmental conservation and sustainability, could negatively affect our brand and reputation, harm our business, and limit our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Merchandise returns could harm our business.
We allow customers to return products under a return policy that we believe is more generous than the industry standard. For example, for footwear, we generally accept merchandise returns for full refund or exchange if returned within 30 days of the original purchase date. Our revenue is reported net of returns, discounts, and any taxes collected from customers and remitted to government authorities. We estimate an allowance for expected product returns based on historical return trends. Revenue is presented net of the sales return allowance, and the expected inventory right of recovery is presented as a reduction of cost of revenue. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged in transit as part of the return process which can impede our ability to resell the returned goods. From time to time, customers have abused our return policy by, for example, returning shoes that have been worn repeatedly for all or most of the 30-day return window and cannot be resold. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition, and results of operations could be harmed.
Counterfeit or “knock-off” products, as well as products that are “inspired-by-Allbirds,” may siphon off demand we have created for sustainable footwear and apparel, and may result in customer confusion, harm to our brand, a loss of our market share, and/or a decrease in our results of operations.
We face competition from counterfeit or “knock-off” products manufactured and sold by third parties in violation of our intellectual property rights, as well as from products that are inspired by our footwear in terms of sustainability, design, and style, including private label offerings by eCommerce retailers. In the past, third parties have established websites to target users on Facebook or other social media platforms with “look alike” websites intended to trick users into believing that they were purchasing Allbirds shoes at a steep discount. Some individuals who actually made purchases from such “look alike” websites believed they had purchased from our actual website and subsequently submitted complaints to us.
These activities of third parties may result in customer confusion, require us to incur additional administrative costs to manage customer complaints related to counterfeit goods, divert customers from us, cause us to miss out on sales opportunities, and result in a loss of our market share. We could also be required to increase our marketing and advertising spend. If consumers are confused by these other products and believe them to be actual Allbirds, we could be forced to deal with dissatisfied customers who mistakenly blame us for poor service or poor-quality goods.

In addressing these or similar issues in the future, we may also be required to incur substantial expense to protect our brand and enforce our intellectual property rights, including through legal action in the United States or in foreign countries, which could negatively impact our results of operations and financial condition.
These and similar “counterfeit” or “inspired-by-Allbirds” issues could reoccur and could again result in customer confusion, harm to our brand, a loss of our market share, and/or a decrease in our results of operations.
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies, or products, or through strategic alliances; the failure to adequately manage these acquisitions, investments, or alliances, to integrate them with our existing business, or to realize anticipated returns, could adversely affect us.
From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products, or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:
•problems integrating the acquired business, facilities, technologies, or products, including issues maintaining uniform standards, procedures, controls, policies, and culture;
•unanticipated costs associated with acquisitions, investments, or strategic alliances;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, outsourced manufacturing partners, and other third parties;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
We may be unable to identify acquisitions or strategic relationships we deem suitable. Even if we do, we may be unable to successfully complete any such transactions on favorable terms or at all, or to successfully integrate any acquired business, facilities, technologies, or products into our business or retain any key personnel, suppliers, or customers. Furthermore, even if we complete such transactions and effectively integrate the newly acquired business or strategic alliance into our existing operations, we may fail to realize the anticipated returns and/or fail to capture the expected benefits, such as strategic or operational synergies or cost savings. The efforts required to complete and integrate these transactions could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, and products effectively, or if we fail to realize anticipated returns or capture expected benefits, our business, financial condition, and results of operations could be adversely affected.
Certain of our key operating metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics or the underlying data may cause a loss of investor confidence in such metrics, and the market price of our Class A common stock may decline.
We track certain key operating metrics using internal and/or external data analytics tools, which have certain limitations, including, but not limited to, imperfect data collection (e.g., lack of emails and/or other identifiers for certain customers who purchase via our retail channels and do not supply such information). In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators, and we may be limited in our ability to verify such data. In addition, our methodologies for tracking metrics may change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, if our internal data analytics tools contain algorithmic or other technical errors, or if changes in access to third party data or external reporting standards require modifications to how we calculate certain operating metrics, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes, or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not, or are not perceived to be, accurate representations of our business, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy, investors could lose confidence in the accuracy and completeness of such metrics, which could cause the price of our Class A common stock to decline.
Our business is affected by seasonality.
Our business is affected by the general seasonal trends common to the retail footwear and apparel industry. As a result, historically, we have generated a higher proportion of net revenue, and incurred higher selling and marketing expenses, during the holiday season in the fourth quarter of the year compared to other quarters, and we expect these trends to continue. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Risks Related to Our Supply Chain
Our reliance on suppliers and manufacturers to provide materials for and to produce our products could cause problems in our supply chain.
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the materials used in our products are developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources, some of whom have been or may be impacted by the COVID-19 pandemic. Our contracts with some suppliers and manufacturers may not adequately meet our production requirements, and we compete with other companies for raw materials and production.
We have experienced, and may in the future experience, a significant disruption in the supply of raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price in time, or at all. These issues and risks have been exacerbated by the COVID-19 pandemic, which has resulted in travel limitations and stay-at-home orders in most or all parts of the world for much of 2020 and the early part of 2021. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. These issues and risks are increased as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our suppliers, which generally limit the number of suppliers who could potentially satisfy our requirements. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, environmental impact, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or materials sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain or if an alternative shipping and transportation route is required, any of which could increase our overall environmental impact and which could also negatively impact our reputation and the carbon footprint scoring of our products. Any delays, interruption, or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.
Our business is subject to the risk of manufacturer concentration.
We depend significantly on a limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
Failure of our contractors or our licensees’ contractors to comply with our supplier code of conduct, contractual obligations, local laws, and other standards could harm our business.
We work with contractors, most of which are located outside of the United States, to manufacture our products. We require the contractors that directly manufacture our products as well as those that manufacture the materials used to manufacture our products to comply with our supplier code of conduct and other social, environmental, health, and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations to comply with our policies and applicable standards, from time to time, contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Similarly, agreements that we enter into with these contractors generally do not require blanket exclusivity with us; as a result, some contractors may be permitted to work with parties who could be deemed competitive, which could harm our business.
In addition, failure of one or more contractors to comply with applicable laws and regulations and contractual obligations could lead to litigation against us or require us to initiate litigation to enforce our contracts, resulting in increased legal expenses and costs. Furthermore, the failure of any such contractors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with customers or result in legal claims against us. Furthermore, any such noncompliance by our contractors, product recalls, or negative publicity regarding production methods, alleged practices, or workplace or related conditions of any of our suppliers, manufacturers, or licensees could adversely affect our brand image, result in lost sales, require us to divert resources to address and remediate these issues, expose us to legal claims, and force us to locate alternative suppliers, manufacturers or licensees, any of which could have an adverse effect on our business, financial condition, and results of operations. Any of these issues with our contractors could have a greater negative impact on us, due to the importance of ESG and sustainability practices to our brand and business.
Failure of our suppliers or manufacturers to consistently provide high-quality materials and products could adversely affect our brand and reputation and cause our business and results of operations to suffer.
Our success depends on our ability to provide our customers with the sustainable footwear and apparel they seek, which in turn depends on the quantity and quality of the finished products provided by our manufacturing partners, which depends on the quantity and quality of the raw materials they receive from our supply partners. We may be unable to provide customers with the high-quality sustainable footwear and apparel they seek if our supply chain partners do not consistently produce high-quality products for us to sell.
We believe that many of our new customers find us by word of mouth and other non-paid referrals from existing customers. If existing customers are dissatisfied with their product experience due to defects in the materials or manufacturing of our products or other quality related concerns, then they may stop buying our products and may stop referring others to us, and we could experience an increase in the rate of product returns. If we are unable to retain existing customers and attract new customers due to quality issues that we fail to identify and remedy, our growth prospects would be harmed and our business could be adversely affected. If product quality issues are widespread or result in product recalls, our brand and reputation could be harmed, we could incur substantial costs, and our results of operations and financial condition could be adversely affected.

The fluctuating cost of raw materials could increase our cost of revenue and cause our results of operations and financial condition to suffer.
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials could have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows.
The operations of our suppliers, most of which are located outside of the United States, are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
Currently, most of our suppliers are located outside of the United States. As a result of our global suppliers, we are subject to risks associated with doing business abroad, including:
•political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, including China;
•the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed by the United States on imports from countries where our products are manufactured, including, for example, South Korea, Vietnam, China, and Peru;
•greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers and manufacturers’ compliance with our supplier code of conduct, including their labor and sustainability practices, given that their facilities are located outside of the United States and, in many cases, far away from our offices and management;
•reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China;
•disruptions in operations due to global, regional, or local public health crises or other emergencies or natural disasters, including, for example, disruptions due to the ongoing COVID-19 pandemic given the emergence of new variants and disparities in availability of vaccines in different parts of the world;
•disruptions or delays in shipments; and
•changes in local economic conditions in countries where our manufacturers, suppliers, or customers are located.
These and other factors beyond our control, particularly in light of the COVID-19 pandemic, could interrupt our suppliers’ production, influence the ability of our suppliers to export our products cost-effectively or at all, and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, and results of operations.
Shipping and delivery are critical parts of our business and any changes in, or disruptions to, our shipping and delivery arrangements could adversely affect our business, financial condition, and results of operations.
We rely on several ocean, air parcel, and “less than truckload” carriers to deliver the products we sell. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations, financial condition, and our customers’ experience. For example, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism, or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures, and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion, including to international customers, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would adversely affect our business, financial condition, and results of operations.
If we do not successfully optimize, operate, and manage our global network of third-party owned and operated logistics and distribution centers, our business, financial condition, and results of operations could be harmed.
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on a few third-party logistics providers to store our finished products in, and distribute our products to customers from, their warehouse locations in the United States, Canada, United Kingdom, the Netherlands, China, Japan, South Korea, and New Zealand. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). If we continue to add third-party logistics providers, require them to expand their fulfillment, distribution, and warehouse capabilities, including adding additional locations in new countries, add products categories with different fulfillment requirements, or change the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our third-party logistics providers. The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational, and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. The third-party owned and operated logistics and distribution centers we rely on could be interrupted by issues beyond our control, including information technology problems, disasters such as earthquakes or fires, or outbreaks of disease or government actions taken to mitigate their spread. For example, during the COVID-19 pandemic, several logistics providers we rely on faced staffing shortages, which impacted their businesses and resulted in delayed shipping and delivery times. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our third-party logistics and distribution centers.
Risks Related to Intellectual Property, Information Technology, and Data Security and Privacy
Our failure or inability to protect or enforce our intellectual property rights could diminish the value of our brand and weaken our competitive position.
We currently rely on a combination of trademark, trade dress, copyright, patent, and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. The steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others. We regularly face the imitation of our products, the manufacture and distribution of “knock-off” and counterfeit products, and the misappropriation of our brand and product names. For instance, we have had to litigate against a third party misappropriating our WOOL RUNNERS trademark and have had to enforce against third parties manufacturing and selling products that violate our design patents.
In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. For instance, some of our trademark or trade dress applications may not be approved by the applicable governmental authorities because they are determined to lack sufficient distinctiveness, and, even if approved, may be challenged by third parties for this same reason. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.
Our trademarks and other proprietary rights could potentially conflict with the rights of others, and we may be prevented from selling some of our products.
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some U.S., E.U., and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may be refused due to prior conflicting trademarks or for other reasons. We may also encounter “squatters” or bad actors that either apply to register or “squat” on previously acquired trademarks that are identical or related to our trademarks (e.g., ALLBIRDS or ALLBIRDSBROWN). In both scenarios, such third parties hope to use their prior rights as leverage to extract a favorable monetary settlement or acquisition of their rights. For instance, we recently became aware of attempts by third parties to register ALLBIRDS in India and Indonesia and have had to expend both financial and internal resources to address such filings.
Moreover, even if our applications are approved, third parties may seek to oppose, invalidate, or otherwise challenge these registrations for these same reasons, particularly as we expand our business and the number of products we offer. For example, currently, we are defending invalidation actions in China against a number of our granted registrations (e.g., for ALLBIRDS (Stylized)).
Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties, or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
The inability to acquire, use, or maintain our marks and domain names for our websites could substantially harm our business, financial condition, and results of operations.
We currently are the registrant of marks for our products in numerous jurisdictions and are the registrant of the internet domain name for the website allbirds.com, as well as various related domain names. However, we have not registered our marks represented by our domain names in all international jurisdictions. Domain names generally are regulated by internet regulatory bodies and may not be generally protectable as trademarks in and of themselves. We have incurred, and as our business grows, may continue to incur material costs in connection with the registration, maintenance, and protection of our marks. If we do not have or cannot obtain on reasonable terms the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could adversely affect our business, financial condition, and results of operations.
Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or the Allbirds brand. Also, we might not be able to prevent third parties from registering, using, or retaining domain names that interfere with our customer communications or infringe or otherwise decrease the value of our marks, domain names, and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding, or using domain names. As a result, we might not be able to register, use, or maintain the domain names that use the name Allbirds in all of the countries and territories in which we currently or intend to conduct business.

Any material disruption of our information technology systems or unexpected network interruption could disrupt our business and reduce our sales.
We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our eCommerce websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.
Our website serves as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings, and enhanced content. Due to the importance of our website and internet-related operations, we are vulnerable to website downtime and other technical failures, which may be outside of our control. Further, any slowdown or material disruption of our systems, or the systems of our third-party service providers, or our website could disrupt our ability to track, record, and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms, or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our information technology systems, including our website, or switch to alternative third-party service providers which could be costly, cause interruptions, and could ultimately adversely affect our business, financial condition, results of operations, and growth prospects.
If our website or information technology systems, including those run by or those of our third-party providers, suffer damage, disruption, or shutdown and we or our third-party providers do not effectively resolve the issues in a timely manner, our business, financial condition, and results of operations may be adversely affected, we may lose customer data or miss order fulfillment deadlines, and we could experience delays in reporting our financial results.
We use complex custom-built proprietary software in our technology infrastructure. Our proprietary software may contain undetected errors or vulnerabilities, some of which may only be discovered after the software has been implemented in our production environment or released to end users. In addition, we seek to continually update and improve our software, and we may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. We may experience slowdowns or interruptions in our website when we are updating it. For example, in the past we have experienced minor slowdowns and/or impaired functionality while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after commercial implementation or release could result in damage to our reputation, loss of customers, exploitation by bad actors resulting in data breaches or unauthorized modification of our software, disruption to our digital channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.
Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with or subsequent dependence on such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform, and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale, and upgrade our technology, transaction processing systems, and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale, and upgrade our technology, systems, and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the eCommerce industry. Our or our third-party vendors’ inability to continue to update, improve, and scale our website or mobile app and the underlying technology infrastructure could harm our reputation and our ability to acquire, retain, and serve our customers, which could adversely affect our business, financial condition, and results of operations.
Further, we endeavor to continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness, and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition, and results of operations may be adversely affected.
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our results of operations, as well as our ability to grow our eCommerce business globally, could be materially adversely affected.
Many of our customers shop with us through our eCommerce websites and mobile apps. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly eCommerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally, and could have a material adverse impact on our business and results of operations.
Risks specific to our eCommerce business also include diversion of sales from our company-operated stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our eCommerce business, as well as damage our reputation and brand.
We are subject to risks related to online payment methods.
We currently accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.
We must continue to expand and scale our information technology systems, and our failure to do so could adversely affect our business, financial condition, and results of operations.
We will need to continue to expand and scale our information technology systems and personnel to support recent and expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise, and building new policies, procedures, training programs, and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration, and operating expenses, acquisition, and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities, and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications, and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition, and results of operations.
If sensitive information about our customers is disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or misuse, our customers may curtail use of our website or mobile app, we may be exposed to liability, and our reputation could suffer.
Operating our business and platform involves the collection, storage, and transmission of proprietary and confidential information, as well as the personal information of our employees and customers. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information.
Like other eCommerce companies, we are also vulnerable to hacking, malware, computer viruses, unauthorized access, and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user errors, or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
We and our third-party service providers may experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, consumers may become unwilling to provide us the information necessary to make purchases on our website. Existing customers may also decrease or stop their purchases altogether. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. Any disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and have an adverse effect on our business, financial condition, and results of operations.
Failure to comply with federal, state, or foreign laws and regulations or our contractual obligations or industry requirements relating to privacy, data protection, and customer protection, or the expansion of current or the enactment of new laws and regulations relating to privacy, data protection, and customer protection, could adversely affect our business and our financial condition.
We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in handling large volumes of data, transferring such data to third parties, processing such data for tracking and marketing purposes (or providing such data to third parties for tracking and marketing purposes), and protecting the security of such data. Our actual or perceived failure to comply with any federal, state, or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing, and security of data, or any failure by any of our third party service providers to protect such data that they may maintain on our behalf, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil, and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used, and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other states have considered similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. Further, any such claim, proceeding, or action could harm our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Certain requirements from our third-party technology and platform providers may also cause us to modify our offerings due to privacy concerns or negatively affect our revenue due to reduced availability of information about consumers. For example, Apple iOS 14.5 requires apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Changes like this may reduce the quality of the data and related metrics that can be collected or used by us and/or our partners. In addition, such changes could significantly inhibit the effectiveness of our targeted advertising and related activities.
In addition to risks posed by new privacy laws, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws, including those related to telephone and email communications with consumers. As an example, the Telephone Consumer Protection Act, or TCPA, is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The TCPA provides for substantial statutory damages for violations, which has generated extensive class action litigation. In addition, class action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website and mobile app operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages, and penalties, which could adversely affect our business, financial condition, and results of operations.
Outside of the United States, certain foreign jurisdictions, including the European Economic Area, or EEA, and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR, which may apply to our collection, control, use, sharing, disclosure, and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states and the United Kingdom, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings, and audits.
In addition, we are subject, or may become subject, to various other data privacy and security laws and regulations of other foreign jurisdictions, including those in China and South Korea. On June 10, 2021, the Peoples Republic of China, or the PRC, passed the PRC Data Security Law, or the DSL. The DSL, which became effective on September 1, 2021, imposes data privacy and cybersecurity obligations on entities carrying out processing of personal data and stipulates that entities processing of data outside China will be liable for damages to the interests of PRC citizens. Also, on August 20, 2021, the PRC passed the Personal Information Protection Law, or the PIPL. The PIPL, which took effect in November 2021, puts in place rules for processing personal information of PRC citizens. Like the GDPR and CCPA, the DSL and PIPL apply to processing of personal information outside China but for purpose of providing products or services to PRC citizens.
Since we collect and process personal information on PRC citizens, we are or may become subject to and may be ordered to comply with PRC regulations associated with the DSL and PIPL. In addition, we may be subject to heightened PRC regulatory scrutiny in the future. As there remains significant uncertainty in the interpretation and enforcement of the DSL and the PIPL, we cannot assure you that we will comply with such regulations in all respects. Any non-compliance may subject us to fines, orders to remediate or terminate any actions that are deemed illegal by regulatory authorities, as well as damage to our reputation, or legal proceedings against us, which may affect our business, financial condition, or results of operations.
We also may be subject to European Union rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, a mechanism for companies to comply with data protection requirements when transferring personal data from the European Union to the United States. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the United States under Swiss data protection law. We may make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the United Kingdom and increase our costs.
These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition, and results of operations.
The United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between EU member states and the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. Any violation of data or security laws by our third-party processors, or their acts or omissions that cause us to violate our legal obligations, could have an adverse effect on our business and result in the fines and penalties outlined below.
Fines for certain breaches of the GDPR are up to the greater of 20 million euros or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the European Union, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities, and may negatively impact our efforts to understand users.
Furthermore, compliance with legal and contractual obligations requires us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policy. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries, or other proceedings by the U.S. Federal Trade Commission, state attorneys general, and other federal, state, and foreign regulators and private litigants alleging violations of privacy or consumer protection laws.
Any actual or perceived non-compliance with these rapidly changing laws, regulations, or standards or our contractual obligations relating to privacy, data protection, and consumer protection by us or the third-party companies we work with could result in litigation and proceedings against us by governmental entities, consumers, or others, fines and civil or criminal penalties for us or company officials, obligations to cease offerings or to substantially modify our business in a manner that makes it less effective in certain jurisdictions, negative publicity, and harm to our brand and reputation, and reduced overall demand for our products, any of which could have an adverse effect on our business, financial condition, and results of operations.
Use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, lead to the loss or infringement of intellectual property, or result in unintended disclosure may harm our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, partners, or others. Information concerning us or our customers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
Risks Related to Other Legal, Regulatory, and Taxation Matters
Government regulation of the internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations and laws could impede the growth of the internet, eCommerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection, and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales, and other taxes and customer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities, customers, suppliers, or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile app by customers and suppliers, and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.
We may face exposure to foreign currency exchange rate fluctuations.
Certain of our foreign revenue is denominated in currencies of the countries and territories where we sell our products outside of the United States. Similarly, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into long-term contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our net revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Existing and potential tariffs imposed by the United States or other governments or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition and results of operations; new trade restrictions could prevent us from importing or selling our products profitably.
The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations (including, for example, regarding the proper import classification code, or HTS code, for a given product) could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. For example, the U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, such as China, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. Any such future tariffs by the United States or other countries could have a significant impact on our business. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs or shift production between manufacturers in different countries, such efforts may not yield immediate results or may be ineffective or not possible in the near-term. For example, starting in 2020, we began shifting production capacity from China to Vietnam, which means that the U.S. government’s tariffs on certain imports from China currently only affect a small portion of our existing production volume. But we may be required to shift production capacity back to China (or other countries for which the U.S. government has imposed higher tariffs) due to the COVID-19 pandemic or lack of manufacturing expertise in relatively lower-tariff countries. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenue.
Trade restrictions, including tariffs, quotas, economic sanctions, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
We are also dependent on international trade agreements and regulations. The countries in which we produce and sell our products could impose or increase tariffs, duties, or other similar charges that could negatively affect our results of operations, financial position, or cash flows.
Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and China, South Korea, Vietnam, or other countries where we sell or source our products, could negatively impact our results of operations or cash flows.
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products that are manufactured in countries other than the United States, or could require us to source more of our products from other countries.
If we fail to anticipate and manage any of these dynamics successfully, our gross margin and profitability could be adversely affected.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union,

addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
These developments, or the perception that any related developments could occur, have had and may continue to have an adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, or restrict our access to capital. Any of these factors could have an adverse effect on our business, financial condition, and results of operations and reduce the price of our Class A common stock.
Any failure to comply with trade, anti-corruption, and other regulations could lead to investigations or actions by government regulators and negative publicity.
The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products are currently distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Legal proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenue.
Most of our products are derived from third-party supply and manufacturing partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We also have subsidiaries and/or employees and other agents working in several foreign countries and territories, including, but not limited to, the People’s Republic of China, South Korea, and Hong Kong. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition, and results of operations.
While we have implemented policies and procedures relating to anti-bribery and anti-corruption compliance, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible and which could lead to an adverse effect on our reputation, business, financial condition, and results of operations.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our ability to source and distribute our merchandise profitably or at all could be harmed if new trade restrictions are imposed or existing trade restrictions become more burdensome.
Substantially all of our footwear and apparel products are currently manufactured outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
Changes in tax laws may impact our future financial position and results of operation.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation, and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers, and manufacturers. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
Our international operations may subject us to greater than anticipated tax liabilities.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
We could be required to collect additional sales taxes that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.
Following the U.S. Supreme Court’s decision in 2018 in South Dakota v. Wayfair, Inc., a state may impose sales tax collection obligations on certain retailers, including eCommerce companies, that lack any physical presence within such state. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state eCommerce companies, and an increasing number of states have adopted such laws. Although we believe that we currently collect sales taxes in all states that require us to do so, a successful assertion by one or more states requiring us to collect sales taxes where we currently do not collect sales taxes, or to collect additional sales taxes in a state in which we currently collect sales taxes, could result in substantial tax liabilities (including penalties and interest). In addition, the imposition of additional sales tax collection obligations, whether for prior years or prospectively, could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could have an adverse impact on our business and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
We have incurred substantial net operating losses during our history. Subject to the limitations described below, unused net operating losses generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such net operating losses expire under applicable tax laws. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the TCJA, as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, including as a result of our initial public offering, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, in 2020, California generally suspended the use of California net operating loss carryforwards to offset taxable income in tax years beginning after 2019 and before 2023. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
Risks Related to Our Status as a Public Benefit Corporation and Certified B Corporation
Our status as a public benefit corporation may not result in the benefits that we anticipate.
We are a PBC under Delaware law. As a PBC, we are required to produce a public benefit and to operate in a responsible and sustainable manner, while balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the specific public benefit of environmental conservation that is identified by our certificate of incorporation. While we believe our PBC status is meaningful to customers, brand, employees, and other business partners and that our public benefit of environmental conservation is of vital importance to our planet, there is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a PBC will be realized. Accordingly, being a PBC and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.
As a PBC, we are required to provide our stockholders with a report at least biennially assessing our overall public benefit performance and our success in achieving our specific public benefit purpose. To the extent we are unable to provide this report in a timely manner, or if the report is not viewed favorably by our stockholders, parties doing business with us, regulators, or others because we are unable to report sufficient progress toward our public benefit or otherwise, our reputation and status as a PBC may be harmed, which could in turn have a material adverse effect on our business, results of operations and financial condition.

If our publicly reported certified B Corp score declines, or if we lose our certified B Corp status, our reputation could be harmed and our business could suffer.
While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability, and transparency assessed against the criteria established by an independent non-profit organization, B Lab, Inc., or B Lab. As a result of this assessment, we have been designated as a certified B Corp, which refers to a company that has been certified as meeting certain levels of social and environmental performance, accountability, and transparency. The standards set for B Corp certification may change over time. Our continued certification is at the sole discretion of B Lab. We believe that our B Corp status strengthens our credibility and trust among our customers, employees and business partners as well as within our industry. Investors who are focused on ESG- and sustainability-related initiatives may also place importance on our status as a B Corp, as an independent assessment of our social and environmental performance, accountability, and transparency. Any decline in our publicly reported B Corp score or change in our status, whether due to our choice or failure to meet the B Corp certification requirements, could create a perception that we are more focused on financial performance and no longer as committed to the values and standards shared by B Corps. This could harm our reputation and brand among customers, employees or business partners, which could harm our business and results of operations, and cause the stock price of our Class A common stock to decline.
Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our conduct. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a PBC have a fiduciary duty to balance the stockholders’ pecuniary interests, the best interests of other stakeholders materially affected by the PBC’s conduct and the company’s specific public benefit. Under Delaware law, directors are shielded from liability for breach of these fiduciary obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the financial interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors are obligated to make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee that such a conflict would be resolved in favor of our stockholders’ financial interests. Accordingly, Delaware law and our PBC status could result in our board of directors making decisions which are less financially lucrative for our stockholders in the short- and/or long-term if the public benefit and other stakeholder considerations are significant; this could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.
As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance.
As a PBC, our board of directors has a duty to balance (1) the pecuniary interest of our stockholders, (2) the best interests of those materially affected by our conduct, and (3) the specific public benefit of environmental conservation identified in our certificate of incorporation. While we believe our public benefit designation and obligations will benefit our stockholders, in balancing these interests our board of directors may authorize and we may take actions that we believe will benefit environmental conservation or some or all of our stakeholders, even if those actions do not maximize our short- or medium-term financial results. While we believe that this designation and obligation will benefit the company given the importance to our long-term success of our commitment to environmental conservation, it could cause our board of directors to make decisions and take actions not in keeping with the short-term or more narrow interests of our stockholders. Any longer-term benefits that are intended by or expected from such decisions or actions may not materialize within the timeframe we expect or at all and such decisions or actions may have an immediate negative effect. For example, we may choose to revise our policies in ways that we believe will further promote environmental conservation and sustainability, even though such changes may be costly; we may take actions, such as building or contracting with suppliers and service providers who have state-of-the-art manufacturing and distribution facilities with technology and quality control mechanisms that exceed the applicable legal requirements and industry standards, even though these actions may be more costly than other alternatives; we may be influenced to pursue programs and opportunities to demonstrate our commitments to our planet, the environment and the communities in which we live and work; or in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including our flock, our suppliers, vendors, and manufacturers, and our customers, any or all of whose interests may be different from the interests of our stockholders.
We may be unable or slow to realize the benefits we expect from actions taken to promote environmental conservation, which could materially adversely affect our business, financial condition, and results of operations, which in turn could cause our stock price to decline.
As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.
As a PBC, our stockholders (if they, individually or collectively, own at least 2% of our outstanding capital stock or shares having at least $2 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholder and public benefit interests. Such derivative actions would be subject to the provision of our amended and restated certificate of incorporation requiring that, to the fullest extent permitted by law, such lawsuits be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Although traditional corporations are subject to other types of derivative actions brought by stockholders, this type of claim does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation could be costly and have an adverse impact on our financial condition and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares of our Class A common stock.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition and results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other footwear and apparel companies generally, or those in our industry in particular;
•the sustainability targets we may provide to the public, any changes in these targets, or our failure to meet them;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;

•sales of large blocks of our Class A common stock, including sales by our co-founders and co-Chief Executive Officers or our other executive officers and directors or by their affiliates;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States and globally;
•other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism, or responses to these events; and
•the other factors described in this “Part II, Item 1A. Risk Factors” and in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
All of the shares of Class A common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, are only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below.
We, all of our directors, executive officers, and the holders of substantially all of our outstanding securities are subject to lock-up agreements or agreements with market stand-off provisions pursuant to which they have agreed with the underwriters of our initial public offering or us to restrictions on our and their ability to sell or transfer shares of our capital stock for a period of up to 180 days following the date of the final prospectus filed for our initial public offering, provided that:
•beginning at the commencement of trading of our Class A common stock on November 3, 2021, the first trading day on which our common stock was listed on Nasdaq and through the seventh consecutive trading day thereafter, any of our current employees (but excluding current executive officers and directors) may sell in the public market up to 25% of the shares of our common stock, including any vested securities convertible into or exercisable or exchangeable for our common stock, held by such individual as of September 8, 2021, which we refer to as the first release period;
•following the third trading day after the second window condition (as defined below) is met, (a) any of our stockholders may sell up to 25% of the shares of our common stock, including any vested securities convertible into or exercisable or exchangeable for our common stock, held by such individual as of October 18, 2021, plus (b) any of our current employees may sell any remaining shares of our common stock that were eligible to be sold in the first release period that remain unsold; provided that the last reported closing price of our Class A common stock on Nasdaq is at least 33% greater than $15.00, the initial public offering price per share set forth on the cover page of the Prospectus for 10 trading days out of any 15-consecutive full trading day period, including on the last day of such 15 trading day period, or the second window condition, ending on or after the closing of the first full trading day immediately following our public announcement of earnings for the quarter ending September 30, 2021, which we refer to as the second release period; and
•following the earlier of (a) the opening of trading on the second trading day after we publicly announce earnings for the quarter ending December 31, 2021, and (b) 180 calendar days after November 2, 2021, the effective date of the registration statement for our initial public offering, the lock-up period will terminate with respect to all holders of our common stock and securities exercisable for or convertible into our common stock.
If not otherwise early released, when the applicable market standoff and lock-up periods expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall.
In addition, as of September 30, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 17,042,359 shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of outstanding stock options, and the 17,593,394 shares of Class A common stock reserved for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.
Further, based on shares outstanding as of September 30, 2021, holders of up to 119,211,789 shares of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Timothy Brown and Joseph Zwillinger, our other executive officers and directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Our co-founders and co-Chief Executive Officers, Mr. Brown and Mr. Zwillinger, our other executive officers and directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
These stockholders will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options, or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.
Delaware law, our status as a public benefit corporation, and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock.
As a PBC, we may be less attractive as a takeover target than a traditional company. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Furthermore, by requiring the boards of directors of PBCs to consider additional constituencies other than maximizing stockholder value, Delaware PBC law could potentially make it easier for such a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include those that:
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, even if they own significantly less than a majority of the outstanding shares of our common stock;
•restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•provide that our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•divide our board of directors into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•provide that a special meeting of stockholders may be called only by the chair of our board of directors, a chief executive officer, or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•provide that our board of directors may alter our amended and restated bylaws without obtaining stockholder approval;
•require the approval of holders of at least two-thirds of the voting power of the shares of capital stock entitled to vote at an election of directors to adopt, amend, or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•require the approval of holders of at least two-thirds of the voting power of the shares of capital stock entitled to vote at an election of directors to amend or repeal any provisions of our amended and restated certificate of incorporation relating to our status as a PBC;
•require the approval of holders of at least two-thirds of the voting power of the shares of capital stock entitled to vote at an election of directors to merge or consolidate with or into another entity if, as a result of such merger or consolidation, the capital stock of Allbirds would become, or be converted into or exchanged for the right to receive, shares or other equity interests in a domestic or foreign corporation that is not a public benefit corporation or similar entity and the certificate of incorporation (or similar governing document) of which does not contain a public benefit provision identical to ours;
•require that stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•authorize our board of directors to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which generally prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Allbirds to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934, or Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
General Risk Factors
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of individuals covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. If any of these risks materialize, it could harm our business and prospects.
The requirements of being a public company may increase our costs, strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of The Nasdaq Stock Market, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit and compensation and leadership management committees, and qualified executive officers.
As a result of the disclosure obligations required of a public company, our business and financial condition is more visible than it was as a private company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company.” Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
We may incur losses from fraud or theft.
We have occasionally in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase, and merchant fraud. As a general matter, we are liable for fraudulent credit card transactions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our digital platform, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or affecting our ability to accept credit cards for payment. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our results of operations.
Additionally, we have occasionally in the past been, and may in the future be, subject to fraudulent purchases by individuals purchasing our products in bulk with the intention of unlawfully reselling such products at a premium. While we have taken steps to detect and prevent such practices, our failure to identify those activities may adversely affect our brand and reputation.
We have occasionally in the past incurred and may in the future incur losses from theft or “leakage” of our products in our stores or in our distribution centers. While we have taken steps to detect and prevent such issues, those steps may not always be effective. In addition to the direct costs of such losses, such theft or “leakage” of our products could result in lost revenue and unlawful reselling of our products, which could adversely affect our brand and reputation.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
We may be subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, and copyright infringement, challenging trademarks, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business or our sustainability and ESG practices, statements, and goals. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customer and our brand image.
Extreme weather conditions, natural disasters, and other catastrophic events, including those caused by climate change, could negatively impact our results of operations and financial condition.
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, retail stores, suppliers, customers, distribution centers, and vendors are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Northern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of vendors to provide raw materials where and when needed, the ability of third parties to manufacture and ship merchandise, and our ability to ship products to customers from or to the impacted region(s).
We may require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.
We intend to continue making investments to support our business growth and may require additional funds to support this growth. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
From July 1, 2021 through September 30, 2021, we issued to certain directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 830,227 shares of our Class B common stock under our 2015 Plan at exercise prices ranging from $10.33 to $11.42 per share.
From July 1, 2021 through September 30, 2021, we issued and sold to certain directors, officers, employees, consultants, and other service providers an aggregate of 1,583,686 shares of our Class B common stock upon the exercise of options under our 2015 Plan at exercise prices ranging from $0.02 to $10.33 per share, for aggregate cash consideration of approximately $2,230,914.
From July 1, 2021 through September 30, 2021, we issued an aggregate of 30,683 shares of our Class B common stock upon the exercise of Class B common stock warrants, for aggregate cash consideration of approximately $39,336.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds

On November 2, 2021, the registration statement on Form S-1 (Registration No. 333-259188) for our initial public offering, or IPO, of our Class A common stock was declared effective by the SEC. On November 5, 2021, we closed our IPO and 23,221,152 shares of our Class A common stock were issued and sold at a public offering price of $15.00 per share, inclusive of the exercise in full by the underwriters of their option to purchase up to an additional 3,028,845 shares of Class A common stock. The shares of Class A common stock sold consisted of 16,850,799 shares offered by us and 6,370,353 shares offered by certain existing stockholders, for an aggregate price of approximately $348.3 million. We received approximately $252.8 million in offering proceeds before deducting underwriting discounts and commissions and offering expenses, and the selling stockholders received approximately $95.6 million in offering proceeds before deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders. Upon completion of the sales of the shares of our Class A common stock, our IPO terminated.
The underwriters of our IPO were Morgan Stanley & Co. LLC; J.P. Morgan Securities LLC; BofA Securities, Inc.; Robert W. Baird & Co. Incorporated; William Blair & Company, L.L.C.; Piper Sandler & Co.; Cowen and Company, LLC; Guggenheim Securities, LLC; KeyBanc Capital Markets Inc.; Stifel, Nicolaus & Company, Incorporated; Telsey Advisory Group LLC; C.L. King & Associates, Inc.; Drexel Hamilton, LLC; Loop Capital Markets LLC; Penserra Securities LLC; Samuel A. Ramirez & Company, Inc.; and Siebert Williams Shank & Co., LLC. We paid the underwriters of our IPO underwriting discounts and commissions totaling $15.8 million and incurred approximately $6.0 million in offering costs. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $231 million. Other than the proceeds payable directly to the selling stockholders, no payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
10.1	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.2	Allbirds, Inc. 2021 Employee Stock Purchase Plan.

10.3	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.4	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.5	Offer Letter by and between the Registrant and Michael Bufano.	S-1/A	333-259188	10.6	September 15, 2021
10.6	Standard Multi-Tenant Office Lease – Gross, by and among the Registrant, International Settlement Holding Corporation, Kristina Gavello Marital Trust, Gail Gavello, James A. Maciel, Gregory A. Maciel, Barry A. Maciel by Gregory A. Maciel POA, Barry Maciel Trust, Claude D. Perasso, Clotilde Goria, Claudia Bressie, Laura Perell, Jeanne Peters and Mary Anne Scarlett, dated July 13, 2016, as amended by Lease Extension Agreement, dated August 24, 2021.	S-1/A	333-259188	10.8	October 25, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and contained in Exhibits 101
________________
*       Filed herewith.
†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBIRDS, INC.

Date: December 7, 2021	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2021	By:	/s/ Michael Bufano
Michael Bufano
Chief Financial Officer
(Principal Financial Officer)