Form 10-K
period 2021-12-31
Allbirds, Inc.
filed 2022-03-16
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40963
___________________________________
Allbirds, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on November 3, 2021.
As of February 28, 2022, the number of shares of the registrant’s Class A common stock outstanding was 80,530,561 and the number of shares of the registrant’s Class B common stock outstanding was 66,834,087.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy and plans, and objectives of management for future operations, such as statements regarding the benefits and timing of the roll-out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our commitments to meeting certain threshold ESG criteria and reporting ESG practices in connection with the Sustainability Principles and Objectives Framework, or the SPO Framework, as well as aligning our ESG reporting with the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosure frameworks;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements contained in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in or expressed by, and you should not place undue reliance on, our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Allbirds” refer to Allbirds, Inc. and its subsidiaries. The Allbirds design logo, “Allbirds,” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Allbirds, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our Twitter account (@allbirds), our LinkedIn account (linkedin.com/company/allbirds), our Facebook page (@weareallbirds), and our blog on Medium (allbirdsblog.medium.com). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media, and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:
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
•Our business depends on our ability to maintain a strong community of engaged customers and Allgood Collective Ambassadors, including through the use of social media. We may be unable to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, we fail to maintain and grow our community of Allgood Collective Ambassadors, or otherwise fail to meet our customers’ expectations.
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
•Our reliance on suppliers and manufacturers to provide materials for and to produce our products could cause problems in our supply chain.

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
•If the technology-based systems that give our customers the ability to shop with us online do not function effectively, or we fail to comply with government regulations relating to the internet and eCommerce, our results of operations, as well as our ability to grow our digital business globally, could be materially adversely affected.
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

PART I
Item 1. Business
Who We Are
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
Why We’ve Been Successful So Far
Allbirds has developed five core strengths that have enabled our success and given us a durable, competitive advantage. Using these core strengths outlined below, we created something new: an industry-redefining global lifestyle brand built around sustainability with best-in-class materials innovation capabilities and a unique approach to bringing our products to consumers around the globe.
•Product Innovation Based on Materials Research and Development, or R&D, and Simple, Purposeful Design
Innovation is built into our culture, and our product innovation platform starts with natural materials. With meticulous attention, we have examined every component that goes into our products to ensure we deliver design, comfort, and performance. We have a track record of nature-based innovations, including materials made from wool, tree, sugar cane, crab shells, and more. As we have scaled and built our commercialization capabilities, our innovation has created a virtuous cycle of research and development that translates to partners seeking us out to utilize their novel developments, and allows us to extend our advantage in sourcing and commercializing differentiated materials that reduce our impact on the planet.
With materials at our product platform’s core, we are able to extend into new categories and develop new innovations across the body leveraging our versatile, distinctly simple design, and a focus on performance and comfort. Our emphasis on design that removes unnecessary details to highlight our “Hero” materials allows us to capitalize on existing designs. Between our major materials innovations, we deliver product newness and brand excitement from incremental launches across color, pattern, exclusive partnerships, and additional features.
•Purpose-Driven Lifestyle Brand with an Inspirational Voice
Our brand inspires consumers to live life in better balance, which creates deep affinity and loyalty with our growing base of customers. For our customers, balance is not having to compromise between looking good, feeling good, and doing good for the planet. We spent years developing high-quality products while also pioneering sustainable practices in product development. Our commitment to environmental conservation and sustainability is built into our DNA as both a PBC under Delaware law and a certified B Corp. Through these efforts, we have been able to cultivate an authentic brand supported by a community that loves our products because they fit perfectly into their everyday lives.
•Deep Connection with Our Community of Customers
As a brand with a digitally-led vertical retail distribution strategy, we are able to own the customer experience, which allows us to use data to determine who our customers are, what is important to them, and what products are most relevant and when, allowing us to create a strong connection with our customers. We have learned that our customers live an active and curious lifestyle, care about health and well-being, prioritize quality over price, frequently purchase products online, live in urban center settings, and appreciate socially conscious brands. In addition to communicating more effectively with our customers, these insights allow us to meet customers’ needs through the creation of new products and enhancements to our existing line.
•Global Vertical Retail Distribution Strategy that Melds Digital with Physical
Our digitally-led vertical retail distribution strategy combines our digital offerings with our stores so we can meet consumers where they are, delivering value and convenience. Our direct distribution to customers in 35 countries and across our 35 store locations as of December 31, 2021 enables us to own the customer experience, driving deeper brand engagement and loyalty, and effectively managing inventory, while also realizing better margins. Vertical retail not only allows us to better understand our customers, but also enables us to cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure. Ultimately, we believe this provides unmatched value to customers, enabling us to deliver better products and a better experience to customers, one that competitors relying on wholesale distribution cannot afford to deliver at our price point.
•Unique and Agile Infrastructure with Key Investments in Place to Scale
Our vision from day one has been to be a global lifestyle brand that makes and delivers better products in a better way. Through careful investments and strategic partnerships, we have built a robust infrastructure with key investments in place across several functional areas that will enable our company to profitably scale, including supply chain, technology, and localized teams with market expertise.
Why We Will Continue to be Successful
Our intention is to be a high-growth, profitable business that consistently delivers great outcomes for our stakeholders. To do this, we believe it is vital to have a clear long-term growth strategy that translates into near-term growth initiatives.
Our long-term strategy to fulfill this vision has five strategic pillars:
•Make the world’s most comfortable shoes and apparel, powered by world-leading sustainable materials innovation and design;
•Build a global brand that attracts a large, loyal community of customers who love our products;
•Inspire that community of customers to keep coming back and to serve as our biggest advocates;
•Serve that community through a digitally-enabled and seamless cross-channel experience; and
•Deliver the highest quality products on time at a great value to our customers through a low-carbon, technology-enabled, consumer-focused supply chain.
Threading through these five strategic pillars is our commitment to tread lighter and have a positive impact on all stakeholders, including the environment, our flock of employees, communities, consumers, and investors.
In the near term, this strategy will manifest itself in the following five growth initiatives:

•Innovate and make great new products with natural, sustainable materials in the following ways: introducing new materials, expanding footwear offerings, and broadening our apparel offerings.
•Raise awareness and grow our customer community with thought leadership moments, community, expanding our brand beacon through physical touchpoints, and full-funnel marketing.
•Deepen engagement with our community of customers with an emphasis on product, personalization, and proximity.
•Expand vertical retail distribution to meet our customers where they are by increasing our store fleet, growing within our existing international markets, further personalizing and growing our digital channels.
•Optimize infrastructure for profitable growth with an innovation-focused partner network and technology-led efficiency improvements.
Commitment to Profitable Growth
Our commitment to tread lighter and have a large positive impact on all of our stakeholders requires financial discipline and a focus on profitable growth. Our expectation is that the combination of our strategy and growth initiatives will result in both topline expansion and operational leverage, leading to a strong margin profile and a robust bottom line. If executed as we anticipate, the impact of the growth drivers should manifest in:
•gross margin improvement due to lower costs related to scale and favorable product, channel, and geographic mixes;
•marketing efficiency improvement, as a percentage of sales, due to favorable channel mix, greater awareness, and less reliance on new customer acquisition as a driver of revenue growth; and
•operating expense improvement, as a percentage of sales, due to scale and leveraging historical infrastructure investments as we grow.
Our core strengths work in unison to allow us to make better things in a better way, tread lighter, and help our consumers to live life in better balance. Our core strengths also create a competitive moat that sets us apart from competitors. Starting from our materials science innovation and versatile, distinctly simple designs, we have built a powerful product innovation platform that allows us to continue to create new and differentiated products and grow closet share. Our superior products are backed by a global lifestyle brand and a vertical distribution strategy that offer our repeat customers value, convenience, and peace of mind. Underlying our business are our dedicated employees, supply chain capabilities, and technology that allow us to profitably grow our business and have a positive impact on the world.
Our Products
Allbirds started in 2016 with a single offering, the Wool Runner, which TIME Magazine named “The World’s Most Comfortable Shoe.” Since our initial launch, we have methodically built our product development engine through a fully-integrated team across strategy, sustainability, design, sourcing, development, and production, both in our U.S. headquarters and within our manufacturing and supply chain innovation partners, combining to deliver the same product philosophy and design principles that created our iconic Wool Runner: sustainability at the core with distinctly simple design and performance comfort in mind.

Today, we offer more than 60 products across Footwear and Apparel within our Lifestyle and Perform categories. Each product adheres to our three product design principles, creating an evergreen, fad-resistant product that never goes out of style.

FOOTWEAR

Lifestyle
Everyday classic casual footwear for moving through daily life with versatility, comfort, and style.

Wool Runner

Wool Lounger

Tree Runner

Tree Skipper

Tree Piper

Wool Runner Mizzles

Wool Piper

Tree Topper

Tree Lounger

Tree Breezer

Perform
Best for traditional athletic activities with natural materials engineered for technical performance.

Tree Dasher

Tree Dasher Relay

Wool Dasher Mizzles

Trail Runner SWT

APPAREL

Lifestyle
Designed for everyday life with the flexibility to meet needs from the time you wake up to the moment you fall asleep.

Tees & Tops

Socks

Underwear

Perform
Visually athletic and technically designed, with a versatile casual style that can cross into daily life,

Perform Tops

Perform Bottoms

Perform Socks

Footwear has historically represented the vast majority of our revenue and has been the foundation of our brand. We think of each new style launch as a franchise where each new design can be leveraged across new materials innovations, colors, partnerships, and adjacent stylings to create freshness for the brand and our customers.
Our unique technical expertise in footwear and materials research and development has provided us consumer credibility for our entry into apparel. Our apparel offerings currently include lifestyle tees, sweatpants, sweatshirts, as well as performance tanks, tees, leggings, and shorts, plus basics including socks and underwear. Our apparel offerings leverage our leading naturally derived materials innovation to re-imagine products in a category that has been historically reliant on synthetics and poor environmentally performing products and supply chains.
Materials and Innovation
Our innovation approach is to leverage materials that are both more sustainable than synthetic alternatives and also have real, tangible performance benefits that can easily be experienced and appreciated by customers, such as comfort, temperature regulation, and odor control. We have developed a unique, systemized approach to using natural materials R&D to create differentiated products that unlock value for our customer and are measurably better for the planet. This authenticity stands in contrast to legacy companies that claim sustainability by inserting a small amount of natural or recycled materials in their products.
Materials research and development is led by our Innovation team, which draws on its deep expertise in biomaterials commercialization and polymer science. Additionally, we collaborate with experts in the fields of biomechanics, polymer development, green chemistry, biotechnology, and sustainable venture investment to extend the innovation ecosystem beyond our employees and supply base. Our process of bringing these materials to market is executed in close coordination with our Product Development team to ensure that products utilizing these novel materials meet or exceed our customers’

quality and performance standards before it is ready for commercialization. In the five years since our initial launch, we have already built a palette of distinctive “Hero” materials platforms that provide the foundation for our product innovation.

Material Innovation

WOOL

Superfine ZQ certified merino wool

- Breathable
- Temperature regulating
- Moisture-wicking

TREE

Eucalyptus pulp uses 95% less water than cotton

- Durable & breathable
- Flexible & lightweight
- Silky smooth

SUGAR

Brazilian sugarcane, a fully renewable resource that removes carbon from the atmosphere

- Bouncy comfort
- Cushioned stability
- World’s first carbon negative green EVA

TRINO

Combined properties of harvested eucalyptus tree fibers and ZQ Merino wool

- Soft material for apparel
- Natural odor-reducing properties
- Breathable and Wicks moisture

MORE MATERIALS

RECYCLED BOTTLES
One recycled plastic bottle equals one pair of Allbirds laces. Reincarnation is a beautiful thing.

CASTOR BEAN OIL
Castor bean oil helps us increase the natural content in our insoles. Lean, bean, comfort machines.

BIO-TPU
Our eyelets are are created thanks to unique microorganisms that consume plant sugars. Science is sweet.

RECYCLED NYLON
We popped in a dash of recycled nylon—it keeps old nylon out of landfills, gives it new life, and boosts our knit’s durability.

TRINOXO™
Uses pure chitosan fiber, a natural odor-fighter harvested from discarded crab shells and the number two most abundant biopolymer on earth.

COMING SOON

Plant Leather
Potential for as much as a 98% reduction in carbon emissions when compared to traditional leather. It’s naturally pigmented and fully biodegradable.

We continuously refine our “Hero” materials to further enhance the customer experience, with each iteration seeking to improve upon the comfort, versatility, and performance of the previous materials.

Marketing Strategy and Brand
From the start, our goal to inspire people to live life in better balance has been central to our marketing. Our customers associate our brand with our mission and sustainability, supported by high-quality product experiences powered by our materials innovation, and our track record of striving to do what is right for all of our stakeholders. As a vertically integrated company that has a direct relationship with our customers, we couple an organic marketing approach with our vast data ecosystem to construct a well-balanced and diversified marketing funnel that consistently drives return on advertising spend that works well for our financial model today and as we scale.
We are focused on increasing brand awareness and consumer touchpoints through the following marketing initiatives:

•Spreading our message through word-of-mouth, thought leadership and PR, partnerships, and community.

•Extending our reach and connecting with our customers through digital and performance marketing, TV and other media, stores as physical brand beacons, and customer experience.
Digitally-Led Vertical Retail
We reach our customers directly through our digitally-led vertical retail distribution strategy, which combines our digital offerings with our stores so we can meet consumers where they are, delivering value and convenience. Our digital channel includes our website, which supports seven languages and showcases the entire breadth of our product portfolio, the materials that create our portfolio, and our branded content. The seamless online experience from search to order to fulfillment creates the convenient shopping experience that our customers desire. In addition, our digital platform allows us to educate our customers on both our products and our mission, leveraging content from our research on sustainability innovation and our commitment to reversing climate change through better business. Complementary to our online presence, our mobile app allows customers to virtually try on footwear, purchase exclusive product drops, and gain early access to our new product launches, creating further engagement between our brand and our customer.
As of December 31, 2021, our physical retail channel includes our 35 company-operated stores spread across eight countries and 22 cities and areas. In addition to performing well as standalone entities, our locations serve as brand beacons, increasing brand awareness and site traffic, and driving an overall lift in the business within the regions they operate. Our physical retail channel also enables us to offer cross-platform shopping which fulfills customer needs. Endless aisle allows us to fulfill a customers’ request for items that are not available in store, minimizing lost sales and optimizing a store’s footprint while still being able to provide the full product breadth to our customers.
Technology
Since our inception, we have aspired to leverage modern technology across physical and digital channels. Our current technology infrastructure is nimble and enables us to scale globally at a lower cost than large incumbents. We have married tried-and-true enterprise systems with custom-built technology stacks tailored to our needs. Because we started our business with a modern technology stack, we are able to rely on partners such as Shopify to more effectively scale. We have benefited from investments in digital customer experience, data analytics and science, back office business applications, and data security. We have grown our business with a Cloud-First approach, allowing us to execute and innovate with speed and agility. To create our digital customer experience, we leverage a common core set of APIs and tools that enable localization and speed-to-market. We have a sophisticated data infrastructure and toolset that allows our global teams to make informed decisions across key aspects of the business. Our data is vast and growing rapidly, giving us deeper understanding to continuously optimize our business. This data, coupled with advanced data science and analytics, powers many areas of our business including marketing, customer relationship management, personalization, inventory planning, logistics, and product investment decisions.
We made early investments in back office business applications to scale globally. This enabled us to build reusable technology and business processes such as procure-to-pay and order-to-cash that are leveraged across geographies, allowing us to rapidly grow our global footprint. In 2021, we completed the rollout of new technology that standardizes procure-to-pay and store replenishment business processes across our supply chain. This new technology gives us the ability to track inventory more accurately and efficiently, thereby helping to improve our inventory planning and logistics decisions.
Protecting our customer data, employee data, and intellectual property is a responsibility we take very seriously and is essential to keep the confidence and trust of all our stakeholders. We employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes to protect and secure sensitive data.
Our Supply Chain and Operations
Our unique combination of sourcing, manufacturing, and distribution capabilities create a foundation from which we can continue to innovate and scale across the globe. We work hard to keep our relationships with our suppliers robust, respectful, and resilient so that our relatively small supply chain can make a real difference in the drive toward innovation and lighter impact on the environment. Our distribution network, comprised of nine distribution centers across eight countries (the United States, Canada, the United Kingdom, the Netherlands, China, Japan, South Korea, and New Zealand), puts us close to the customer, allowing us to reach 35 countries in a matter of days with quick, reliable service.
•Responsible sourcing program and small, tight-knight supply chain. Unlike most footwear and apparel brands that pick from a set of predetermined, off-the-shelf materials, we have approached materials sourcing from the fiber and molecular level up, beginning with the farms and a greater focus towards the inputs to the materials we use through our direct supplier relationships. This process generates higher quality inputs, while also providing greater traceability, helping ensure that our supply chain remains aligned with our brand values. Because of the high standards we promise our consumers, we both partner with certification bodies and do our own work to ensure our suppliers are meeting standards for quality, ethical practices, and environmental sustainability. This often means that we develop relationships with producers of base resins for soles, and with the farmers of our base fibers used in both shoes and apparel. For example, we’ve built a deep relationship with the New Zealand Merino Company, or NZM, which has been our wool supplier since the beginning. NZM’s direct sourcing model allows us to develop relationships directly with farmers (who we visit regularly), creating the ability to choose sourcing partners who have aligned values with our brand. We also rely on a carefully selected set of leading standards and certifications such as NZM’s ZQ certified wool (which is the highest standard in sheep welfare) and Forest Stewardship Council, or FSC-certified (which is the world’s leading standard in responsible forest management), fiber, rubber, and paper, which we pull through our supply chain.
•Manufacturing. Due to our thoughtfully-curated product offering, we have carefully selected a tight group of Tier 1 factories as our partners to help us make world-class products, helping to develop the technical expertise needed to work with our sustainable materials via an extensive iteration process. We have established deep long-standing relationships by directly partnering with their development, commercialization, manufacturing, and quality teams from ideation through production, and have embedded our employees within some key factories to oversee the product process. Our relationship-based approach has helped us be nimble and drive flexibility and agility to react to changes in macroeconomic conditions, customer demand, or internal priorities, as evident during the COVID-19 pandemic when we experienced minimal disruptions to our manufacturing effectiveness across our entire factory base.

We require that all partners sign our Supplier Code of Conduct, or Supplier Code, which requires that suppliers operate in full compliance with the laws, rules and regulations of the countries in which they operate. Our Supplier Code goes further, drawing upon ILO Core Labor Standards, in order to advance social and environmental responsibility. We also expect supplier factories to undertake an onsite social assessment by an independent, third-party social assessment firm. These social assessments ensure suppliers meet our minimum expectations with regards to working conditions as specified in our Supplier Code. In addition to conducting our own audits when necessary, we accept third-party, mutually recognized standards to reduce audit fatigue at factories and ensure safe, lawful, humane, and ethical manufacturing practices.

Our footwear products are primarily manufactured in Korea and Vietnam across four vendors, with the ability to scale up manufacturing in China as a potential alternative. Our apparel and other non-footwear products are primarily manufactured in Vietnam and Peru, with China, the United States, and Indonesia supporting a smaller subset across six vendors.
•Logistics and distribution. From the beginning, we prioritized the customer experience by establishing distribution centers in all of our key markets. We have nine distribution centers in eight countries, giving us the ability to reach

35 countries. Each region has its own distribution center to manage pick, pack, and ship activities, including retail fulfillment and returns management. We rely solely on third-party logistics providers for these distribution centers, as well as last-mile carriers to distribute finished products from our warehouse locations to our stores and individual orders directly to consumers. Our U.S. business is serviced through two different locations in Kentucky and California that enable digital click-to-home of three to five business days on average while minimizing transportation cost and carbon impact. Having two distribution centers in the United States allows us to reduce shipping distance, costs, delivery, and our carbon footprint. Our entire supply chain has been carbon neutral since 2019. In almost all of our major markets, we directly interface with major parcel and freight carriers to drive cost and process efficiencies.

Competition
The market in which we primarily operate in is highly competitive. Our competitors include athletic and leisure footwear companies, and athletic and leisure apparel companies. While this market is highly fragmented, many of our competitors are larger, with strong worldwide brand recognition, and have substantially greater resources than us. In addition, access to offshore manufacturing and the growth of digital have made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and apparel industry.
We believe we are well-positioned to compete in this industry given our unique combination of innovative materials and products, purpose-driven lifestyle brand, deep connection with our community of customers, global vertical retail distribution offering, and infrastructure ready for scale.
Public Benefit Corporation Status
As a demonstration of our long-term commitment to environmental conservation, our board of directors and stockholders elected in February 2016 to amend our certificate of incorporation to become a PBC under Delaware law. Under Delaware law, a PBC is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the corporation’s certificate of incorporation. A PBC is also required to assess its benefit performance internally and to disclose to its stockholders at least biennially a report detailing the corporation’s success in meeting its public benefit objectives.
As provided in our certificate of incorporation, the public benefit that we promote, and pursuant to which we manage our company, is environmental conservation.
Certified B Corporation
While not required by Delaware law or our PBC status, we have elected to have our social and environmental performance, accountability, and transparency assessed against the proprietary criteria established by B Lab, Inc., or B Lab, an independent non-profit organization. We were first designated as a B Corp in 2016. The term “B Corp” does not refer to a particular form of legal entity, but instead refers to a company that has been certified as meeting the social and environmental performance, accountability, and transparency standards set by B Lab.
In order to be designated as a B Corp, companies are required to undertake a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impacts its workers, customers, suppliers, community, and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector, and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers, and environmental benefits from a company’s products or services. After completing the assessment, B Lab will evaluate the company’s score to determine if it meets the requirements for certification using a process described on B Lab’s website. Historically, the median score for companies evaluated by B Lab has been 50.9, compared to our latest recertification score of 89.4 in 2019/2020, which increased from our initial score of 81.9 in 2016 despite the growing size and complexity of our business during those years. Our next B Lab recertification will occur at the end of 2022.
Acceptance as a B Corp and continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and provide documentation supporting our updated score with B Lab every three years. To maintain our status as a B Corp, we will need to update our current certification no later than January 2023.

Environmental, Social, and Governance
Environmental
Our intention is to help reverse climate change through better business. We believe that climate change is an existential threat and the number one issue facing humanity and the global economy. Climate change is a complex issue that can be summarized simply: the climate is changing because humans are releasing too many greenhouse gases into the atmosphere. According to a 2020 McKinsey and Global Fashion Agenda report, the global fashion industry accounted for approximately 4% of global greenhouse gas emissions in 2018, or 2.1 billion tonnes of carbon dioxide equivalent emissions, or CO2e, and over 70% of those emissions were related to upstream activities like materials production, preparation, and processing. The 2015 Paris Agreement set the goal to limit global warming to well below 2° Celsius, preferably to 1.5° Celsius, compared to pre-industrial levels. Under its current trajectory, the fashion industry is expected to fall short of meeting the 1.5° Celsius target by 50%, according to a 2020 McKinsey and Global Fashion Agenda report. The pace of change must accelerate in order for the industry to be compatible with planetary boundaries, and Allbirds offers a blueprint for how to get there. Our approach to addressing the climate impact of our business is scientific and data driven—we first measure, then reduce, and finally offset the entirety of our emissions.
Measure
Allbirds measures CO2e produced in making our products and running our business—because you can’t reduce what you don’t measure. The information we gather not only informs product design and development, but enables us to identify hotspots in our value chain with the highest emissions and prioritize efforts in areas we can have the most impact.
We use a Life Cycle Assessment, or LCA, methodology to measure the emissions created across the lifetime of our products, including raw materials production, manufacturing, transportation, product use, and end of life. Our LCA methodology has been built in partnership with external experts, and has been third-party verified to meet ISO 14067 standards, the international standard for quantifying, monitoring, reporting, and validating greenhouse gas emissions.
In 2020, we began labeling each of our products with its carbon footprint. We did this for two reasons: to hold ourselves accountable to reducing our impact over time, and to help our customers develop a sense for the climate impact of the things they buy. According to a survey we conducted of 1,300 U.S. customers in 2020, 92% of our customers trust us to deliver reliable information, tools, and advice around sustainability. We empower people to make better decisions for the planet by providing them with objective and quantitative information about the impact of the product they’re buying.
Our goal is to inspire other brands to follow suit, so that one day customers can compare carbon footprints of products just like they compare nutrition labels on food. This would create a productive “race to the top” where brands compete to have the lowest carbon footprint products. In service of this future, we have published our LCA methodology, detailed methodology, and our labeling system for anyone to download and implement in their own business, and have specifically shared these resources with the 15 largest fashion brands to invite them along on our journey. Several large companies have announced commitments to label products with carbon footprints, and we’re eager for more organizations to do the same.
Reduce
By using natural, renewable materials in place of petroleum-based synthetics and responsible manufacturing practices, Allbirds produces footwear today with approximately 30% less emissions than our estimated carbon footprint for a standard sneaker. If we assume all 24 billion pairs of shoes produced by the industry in 2019 had a 30% lower carbon footprint relative to our estimate of the carbon footprint of a standard sneaker, the industry would have saved 98 million tonnes of CO2e, which is equivalent to taking 21 million cars off the road in the same timeframe. Using our product carbon footprint methodology, our internal estimates are that we reduced the weighted average carbon footprint of our top 10 products in 2021 by approximately 13.8%, as compared to 2020. In 2021, we teamed up with adidas to create a pair of performance running shoes with a carbon footprint of 2.94kg of CO2e—about ¼ the carbon footprint of standard sneakers.
We are able to produce lower-impact products because sustainability is a key design principle woven throughout the product development process, not an add-on at the end. At the very beginning of the product creation process, we integrate key sustainability constraints like target carbon footprint and preferred materials composition in addition to standard practices like establishing target profit margins. Our Sustainability Team also ensures that sustainability is considered at every key milestone of creating a product. We believe that great products must be sustainable, which does not require a compromise between looking good, feeling good, and doing good.

To continue to lead the industry, and to build a business that is compatible with less than 1.5° Celsius warming, we have an ambitious plan to dramatically reduce the per unit carbon footprint for each of our products by 50% by the end of 2025 and by 95% by 2030, in each case, relative to a baseline of what our average carbon emissions would be per unit in 2025 without any further action to limit emissions. Our plan to help reverse climate change has three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy. These initiatives are underpinned by five foundational areas: Fair Labor, Water, Chemistry, Animal Welfare, and Traceability and Transparency. These priorities have been defined through a materiality process informed by input from various stakeholder groups including employees, investors, customers, and suppliers.

Within our three priorities, we have outlined ten measurable commitments that collectively can yield a 50% reduction in the per unit carbon footprint for each of our products by the end of 2025, relative to what our average carbon emissions would be per unit in 2025 without any further action to limit emissions. Our strategy is aligned to the United Nations’

Sustainable Development Goals, including affordable and clean energy, responsible consumption and production, climate action, and life on land, among others.

We believe that near term goals and progress must be coupled with long term ambition. We have outlined an extension of our 2025 goals to align with the scientific community’s focus on achieving significant climate progress by 2030. To that end we established a target to achieve a 95% reduction in our per unit carbon footprint by 2030, relative to a baseline of what our average carbon emissions would be per unit in 2025 without any further action to limit emissions. This is equivalent to a 44% reduction (or a 42% reduction excluding product use) in our absolute carbon footprint against a 2020 baseline across Scope 1, 2, and 3 emissions, despite ambitious growth goals for units sold. Our target has been externally validated as compliant with all the requirements of the Science Based Targets initiative, or SBTi, including a path to a 1.5° Celsius reduction, and we received formal validation by the SBTi in 2021.
Our sustainability plan is not just better for the planet; it is better for our business. We have conducted a rigorous feasibility assessment for each of our targets, including the investment required. We have targets to reduce raw materials use by 25%, relative to a baseline of what our average materials use would be per unit in 2025 without any further action to limit emissions, and to achieve a steady state of greater than 95% of shipments by ocean freight. We expect that these two targets would both reduce costs and positively impact gross margin such that we can achieve all of our targets at a cost savings to the business. By proactively creating a climate-resilient business, we believe we are well-positioned to profitably grow and lead a new age of sustainable manufacturing.
Offset
While we’ve been a carbon neutral business through the use of offsets since 2019, our ultimate goal is to reach net zero carbon emissions across our entire footprint (Scopes 1, 2, and 3) by 2030—meaning on average our products have a carbon footprint of less than one kg of CO2e, before offsetting the rest. To do that, we are building the cost of carbon emissions into our business by implementing an internal carbon tax across all of our sourcing and business decisions today. Offsets are only a credible tool if you also have a robust plan to reduce emissions. We are taking steps, through regenerative agriculture, materials innovation, and clean energy, to reduce emissions within our direct footprint and within our supply chain. For those emissions that we are not able to abate today, we have invested in high quality carbon offset projects, and have purchased renewable electricity, to neutralize our remaining emissions. Allbirds has been a carbon-neutral business on an annual basis across Scope 1, 2, and 3 emissions since 2019.
We know all carbon offsets are not created equal, so we work with trusted partners to source projects we believe in. All of our offset projects must be certified to an internationally recognized offset standard such as Gold Standard and Verified Carbon Standard, and are screened against criteria like permanence, additionality, leakage, and vintage year. Finally, our calculations and offset purchases are reviewed by Climate Neutral, a non-profit organization of which we are a founding member that helps brands decrease their emissions, in order to achieve Climate Neutral certification.
Social
People (Our Flock)
Our thriving culture and talented employees, also known as our “flock,” have been a critical factor in our success to date and will be critical to our success in the future. Further, as a PBC, employees are an important stakeholder in our business as are the communities that extend beyond our walls.

As of December 31, 2021, we employed approximately 710 ’birds, 514 of whom were located in the United States. 258 of our ’birds work in one of our corporate offices, 410 work in retail, and 32 work in customer experience. We also hire seasonal employees in retail and customer experience, primarily during the peak holiday selling season. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
•Culture and Our Commitment to Diversity, Equity, Inclusion, and Belonging
We are committed to diversity, equity, inclusion, and belonging and believe our success as a company is dependent upon our ability to integrate tangible, measurable practices to ensure all voices are heard. We have seven employee resource groups, or ERGs, supporting various communities, including Women, LGBTQ+, AAPI, Black, Latinx, parents/caregivers, and international inclusion. These ERGs encourage employees to come together and support our business and each other through programming, education, and community engagement. We track and measure our diversity, equity, inclusion, and belonging progress and representation quarterly. As of December 31, 2021, people of color and women made up 48% and 53%, respectively, of our U.S. workforce.
•Global Talent Development and Engagement
We enable the flock to operate at their highest potential by building critical skills and leadership capabilities across all levels. We train our global retail and customer support teams to deliver incredible customer experiences and drive sales, while maintaining our vision globally and localizing content through collaborative review processes.
As Allbirds scales to a global organization, we have implemented critical organizational structures and managerial capabilities, including building an executive leadership team with deep expertise across retail, consumer, and eCommerce, and intentionally implementing a structure appropriate for our scale. We conduct bi-annual surveys to collect feedback and understand employee sentiment and engagement, and host inclusive leadership training sessions.

•Our Response to COVID
Since March 2020, we have been closely monitoring the volatile COVID-19 landscape, with the health and safety of our flock top of mind. We acted swiftly in response to the crisis by temporarily closing most of our facilities, including the majority of our stores, and worked to implement various pay protection frameworks for retail employees.
We also offer a variety of resources to support our flock’s emotional and physical well-being during the pandemic, including helpful internal tools and resources, free access to telehealth therapists, and a wellness program with a variety of virtual classes. We will continue to prioritize the safety of our flock through the pandemic and are closely monitoring the situation in every market which we serve. We will temporarily close stores and restrict operations as necessary, based upon information from government and health officials.
•Total Rewards
Our total rewards strategy is designed to encourage employees to live our values while helping us to achieve company sustainability goals. For example, we provide our full-time employees with 16 hours of paid time off each year specifically for volunteer activities performed during working hours, as well as charitable donation matching up to $500 per year. Furthermore, our executive compensation for director level and above is explicitly tied to a target reduction in company-wide emissions.
Our Customers
For too long the footwear and apparel industry has offered customers a false trade-off between sustainable products and great products. We offer great products that are also sustainable, and make it easy for our customers to understand the impact of the products they buy through our carbon footprint labels. In this way, as well as through our generous 30-day return policy, we believe we empower our customers to make purchasing decisions that make sense to them. We designed our vertical retail business strategy in order to provide more value to customers and to make our products more accessible, removing the cost, friction, and barriers of wholesale distribution.
Our Community
A core tenet of our B Corp status is supporting the communities in which we operate. We are always looking for opportunities to uplift local communities where we are uniquely suited to lend a helping hand. To name a few examples:

•Allgood Collective. The Allgood Collective is a growing global community of individuals who promote the power of collective action as a force for good and who act as brand ambassadors for us. As of December 31, 2021, we had over 177 ambassadors who were part of our Allgood Collective. We offer our social media platforms to amplify their work and our retail spaces as community hubs.
•Soles4Souls. Our generous 30-day return policy means that a lot of gently worn shoes get sent back to us. When shoes are returned to Allbirds, those that can’t go back onto the shelf are donated to Soles4Souls. Soles4Souls works with partner organizations in developing countries. Since our first sale in 2016, we have donated more than 267,000 pairs of shoes to Soles4Souls.
•Pensole. In 2021, we teamed up with Pensole Academy, a footwear design academy, to launch the Better Responsible Design Program, an eight week online course that challenges aspiring product designers to redefine the category of sustainable footwear. At the end of the course, we selected two students for a fully paid internship at Allbirds.

•Fam 1st Family Foundation. In 2021, we partnered with Marshawn Lynch, a Bay Area native and former NFL player, and EARTHseed Farm, a 14-acre solar-powered organic farm in Sonoma County, California, to promote environmental education and expand access to nature for Bay Area youth. As part of this partnership, we donated $50,000 to the Fam 1st Family Foundation, an Oakland, California-based nonprofit founded by Mr. Lynch. The organization is dedicated to empowering underserved youth and fostering a new generation of innovative thinkers, leaders, and problem solvers.

Governance
In addition to our status as a PBC and certification as a B Corp, we also focus on the following areas of governance:
Oversight and Our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making (including through a Head of Sustainability). We have a gender-diverse board of directors, with 38% of our directors identifying as women. Management reports on ESG issues to our board of directors on a quarterly basis. The sustainability, nomination, and governance committee of our board of directors is responsible for overseeing ESG matters.
Sustainability Advisory Committee
In 2021, we formally established a Sustainability Advisory Committee composed of external and independent third-party ESG experts. The committee is co-chaired by our Head of Sustainability and aims to advise management on ESG strategy and reporting.
Dual Class Common Stock Structure
Since the beginning of our history, our founders have been singularly focused on building a sustainable business that demonstrates profitable growth because it is sustainable. This is also true for the stockholders who have partnered with us since the early stages of our journey. We have prioritized protecting the ability of our founders and our early financial partners to continue driving toward that vision by implementing a dual class common stock structure that is designed to allow for a thoughtful calibration of long-term objectives with short-term demands.
ESG Reporting
In accordance with our PBC status, we publish a biennial report to stockholders that assesses our progress towards our stated public benefit of environmental conservation and general PBC objectives. In 2021, we made this report publicly available on our website. Before publication, each report is reviewed by a cross-functional group of internal stakeholders including Legal, Finance, Marketing, and Employee Experience with final signoff from our Co-Chief Executive Officers. We have worked with external experts to align our ESG reporting with the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosure frameworks, which are included below in the sections titled “Sustainability Accounting Standards Board Disclosures” and “The Task Force on Climate-Related Financial Disclosures”.
SPO Framework
The SPO framework1 laid out in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4) is a set of ESG criteria that we call the Sustainability Principles and Objectives Framework, or the SPO Framework. The SPO Framework is designed to ensure that Allbirds takes into consideration positive ESG outcomes, as well as the need to mitigate negative ESG factors, and is committed to meeting a high standard of ESG criteria across its business.

We believe that stakeholders will benefit from knowing that we have been assessed by one or more independent third parties as having satisfied objective, clearly defined ESG criteria and that we are committed to meeting high ESG standards across our business. We also believe we are leading by example through our commitment to establishing a rigorous, objective, and clearly defined SPO Framework and holding ourselves accountable to meeting those criteria. Finally, we believe the establishment and public disclosure of our SPO Framework will help investors better understand and assess our commitment to sustainability and positive outcomes for all stakeholders.
Sustainalytics ESG Risk Rating
We believe it is important to seek external evaluation of the work we are doing to validate progress and identify areas for improvement. In a world where climate change is an existential threat, supply chains are increasingly complex, and
1 The Sustainability Principles and Objectives Framework, or the SPO Framework, is a new and untested framework, which was not developed solely by disinterested third parties but rather was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. The SPO Framework was created in conjunction with, and supported by, an Advisory Council coordinated by BSR, a global non-profit business network focused on sustainability, and consisting of two individuals employed by Allbirds, two individuals employed by one of our stockholders, Baillie Gifford, which is a beneficial owner of less than two percent of our outstanding shares of capital stock, and several cross-sector thought-leaders, market participants, and stakeholders from the private and public sectors.

human capital management is more important than ever, it is important for Allbirds to analyze and manage ESG risks to our business. In 2021, we engaged Sustainalytics, a globally recognized independent ESG assessment provider, to perform a broad-based Corporate ESG Assessment of Allbirds covering seven distinct ESG categories, including Human Capital, Supply Chain, Resource Use, Emission & Waste, and Corporate Governance. Sustainalytics assessed us as having an overall indicative Corporate ESG Assessment score of 14.7, which places Allbirds in the “low risk” category as of August 2021. Our indicative score would place us in both the top 10% of Footwear companies assessed by Sustainalytics and in the top 10% of all companies assessed by Sustainalytics2.
Sustainability Accounting Standards Disclosures
The mission of the Sustainability Accounting Standards Board, or SASB, is to develop sustainability metrics for public corporations to disclose material, decision-useful information to investors. Our disclosures are designed to provide comparable and consistent data. We have included metrics from the SASB’s Consumer Goods Sector – Apparel, Accessories and Footwear industry standard and Consumer Goods Sector – ECommerce industry standard that are relevant to our business below. Although we include all the disclosures for the SASB Apparel, Accessories, and Footwear industry standard, our primary standard, in the tables below, we do not currently satisfy all of the requirements for that standard. In addition, we have included select disclosures from the SASB eCommerce industry standard in the tables below that we believe are relevant for our business. We will continue to build out our disclosures in alignment with these standards over time.

Environmental
Description of Disclosure	2021 Response	SASB Standard
Raw Materials Sourcing
Management Approach
2 The report is available at https://www.sustainalytics.com/corporate-solutions/sustainable-finance-and-lending/published-projects. Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report on Form 10-K, and you should not consider information on this website to be part of this Annual Report on Form 10-K. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.”

Environmental
Description of Disclosure	2021 Response	SASB Standard
Strategic approach to managing environmental and social risks that arise from sourcing priority raw materials, and approach to managing risks associated with the use of raw materials in products, including physical limits on availability, access, price, and reputational risks
Allbirds relies on stringent material certifications to be sure we are buying high quality, natural materials. We work to trace our primary natural materials all the way back to the source, and certifications are an important part of ensuring that responsible practices are in place throughout our supply chain.

In 2021, our main raw material certifications were ZQ for Wool and FSC for Tree-based products (TENCEL™ Lyocell, natural rubber, packaging). As we incorporate more natural materials into our products, we will continue to seek out the most stringent certifications available.

Our 2025 Flight Plan goals include continuing to replace petroleum-based materials with natural ones such that 75% of our materials are sustainably sourced natural or recycled, reducing the carbon footprint of key raw materials by 25%, and reducing raw material use by 25% across footwear & apparel products.

We calculate the carbon footprint of each of our products including emissions from materials, manufacturing, transportation, product use, and end of life using our LCA tool. We have published detailed information about our LCA tool on our website.
CG-AA-440a.1.
Priority raw materials that comprise products and the method of identifying priority raw materials
In 2021, the top raw materials in our products, by weight, were wool, TENCEL™ Lyocell (tree-based fiber), recycled polyester, and SweetFoam®, our midsole blend that is made with ethylene-vinyl acetate, or EVA, and sugarcane-based Green EVA.

Third Party Environmental and Social Standards
Quantitative Metrics
Percentage of raw materials that are third-party certified to an environmental or social sustainability standard	In 2021, 56% of raw materials by weight were third-party certified to an environmental or social sustainability standard (including ZQ certified wool and FSC certified fiber).[3]	CG-AA-440a.2.
Percentage of raw materials third-party certified to an environmental or social sustainability standard, by standard
In 2021, the following raw materials were third-party certified, by weight:
•100% of Wool is ZQ certified
•100% of Tree source material is FSC certified
•100% of natural rubber is FSC certified
•96% of packaging is FSC certified[4]

Energy Use
Quantitative Metrics
3 Represents percentage of all raw materials by weight in product and packaging that were third-party certified to FSC and ZQ; excludes Global Recycling Standard certification, which we expect will be incorporated in future reporting.
4 75% of all Tree material (includes TencelTM Lyocell and natural rubber) in final products had full FSC chain of custody certification.

Environmental
Description of Disclosure	2021 Response	SASB Standard
The total amount of energy consumed as an aggregate figure, in gigajoules (GJ)	The total energy consumed in 2021 was 14,639 GJ.[5]	CG-EC-130a.1
The percentage of energy consumed that was supplied from grid electricity	Of 14,639 GJ of energy consumed in 2021, 57% was supplied from grid electricity. We do not have onsite generation.[6]
The percentage of energy consumed that is renewable energy	Of 14,639 GJ of energy consumed in 2021, 44% was from renewable sources.[7]
Environmental Impacts of Suppliers
Quantitative Metrics
Percentage of (1) Tier 1 supplier facilities and (2) supplier facilities beyond Tier 1 that have completed the Sustainable Apparel Coalition’s Higg Facility Environmental Module (Higg FEM) assessment or an equivalent environmental data assessment	For 2021, we expect that 99.6% of our Tier 1 suppliers, by volume, will complete the Higg FEM. This represents 89% of our Tier 1 suppliers by factory count. We do not yet track the completion of the Higg FEM beyond our Tier 1 suppliers, but our goal is to achieve 100% Higg FEM completion from Tier 1 and strategic Tier 2 suppliers by the end of 2025.	CG-AA-430a.2.
Product Packaging & Distribution
Management Approach
Strategies to reduce the environmental impact of fulfillment and delivery of products, including impacts associated with packaging materials and those associated with product transportation including logistics selection, packaging choices, fuel and vehicle choices, route efficiency, etc.	We strive to minimize packaging and source packaging materials with the lowest environmental impact possible, while meeting functional requirements and delivering a best-in-class customer experience. We prioritize packaging that is made from traceable recycled materials that can be recycled at end of life. Practically, this means using FSC-certified recycled cardboard, printing with soy-based inks, limiting adhesives to enable recycling, and avoiding single-use polybags or bioplastics. During 2021, 100% of our packaging was made from recycled/renewable materials and 100% of our packaging was recyclable, renewable, or compostable, by weight.

	Moreover, we prioritize ocean transportation whenever possible. In 2021, we achieved 84% ocean shipping for inbound shipments by weight. Our goal is to achieve a steady state of over 95% ocean shipping by the end of 2025.	CG-EC-410a.2.
Quantitative Metrics
The tank-to-wheels greenhouse gas, or GHG, footprint, in metric tons of CO2-e, associated with outbound shipment of products
We are currently in the process of a third-party verification for our 2021 Scope 1, 2, and 3 emissions and we plan to disclose the tank-to-wheels GHG footprint associated with outbound shipment of products emissions once the verification is complete.
CG-EC-410a.1.
Wastewater Discharge
5 Represents total energy consumed in retail stores and offices (which contributes to Scope 1 and 2 emissions); excludes energy consumed in warehouses (which contributes to Scope 3 emissions).
6 Represents total electricity consumed in retail stores and offices (which contributes to Scope 2 emissions); excludes electricity consumed in warehouses (which contributes to Scope 3 emissions). Represents total electricity other than onsite generation, as we do not currently generate electricity onsite.
7 Represents total renewable electricity consumed in retail stores and offices; includes, but is not limited to, utility renewable programs and purchased renewable energy credits, or RECs.

Environmental
Description of Disclosure	2021 Response	SASB Standard
Approach to Wastewater Management & Discharge	To date we have focused on increasing the number of our Tier 1 and Tier 2 suppliers to complete the Higg FEM assessment, which includes a module on wastewater discharge. We are currently defining the parameters of our wastewater quality program in alignment with Sustainable Apparel Coalition and Zero Discharge of Hazardous Chemicals guidelines and have set a goal to reach 100% compliance with wastewater discharge requirements from our Tier 1 suppliers and Tier 2 fabric mills and dyehouses by the end of 2025.

We prioritize selection of more sustainable alternatives for water proofing and textile dyeing that minimize the impact of wastewater discharge whenever possible.
CG-AA-430a.1.
Water Use
Description of water withdrawal, water risks, and water withdrawn or consumed in locations of high water stress	Our 2025 goals commit us to measure water consumption at Tier 1 and strategic Tier 2 suppliers, audit how our current supply chain impacts water scarce regions, and work with suppliers to identify conservation opportunities and set goals to reduce water consumption.
CG-EC-130a.2.
Data Center Design/ Selection
Environmental considerations integrated into siting, design, construction, refurbishment, and operational specifications for data centers	We currently outsource all of our data center needs and have no physical services (including no racks). We primarily rely on SaaS providers, which allow for resiliency if one data center we use has an interruption of service for any reason.	CG-EC-130a.3.

Social
Description of Disclosure	2021 Response	SASB Standard
Raw Materials Sourcing and Third Party Environmental and Social Standards
The social impacts are addressed in the raw materials sourcing and third party environmental and social standard disclosures discussed above in the environment section of the table.
Processes to maintain compliance with restricted substances regulations
Processes used to verify that products are in compliance with restricted substances regulations
In our Flight Plan, we set forth our goal to reach a clean chemistry standard (OEKO-TEX® 100 or higher) for 100% of our apparel products, by the end of 2025. We also require all weather proofing treatments have OEKO-TEX® Passport or bluesign® certification.

Vendors are required to avoid materials listed in our Restricted Substance List, or RSL, which is based on globally recognized standards (e.g., REACH, AFIRM). All material developments are required to follow our Allbirds Testing Manuals, which include chemical testing and are validated by our Materials team. We have set a target to verify that 100% of Tier 1 suppliers comply with our RSL and Manufacturing Restricted Substance List.

CG-AA-250a.1.
Processes to assess and manage risks and/or hazards associated with chemicals in products

Social
Description of Disclosure	2021 Response	SASB Standard
Process to manage risks and/or hazards associated with chemicals in products	In addition to the above, we require that all of our apparel and footwear products undergo GB 18401-2010 testing, covering chemicals, performance, and correct product labeling. We are developing a more robust testing program to coincide with our chemicals management program, which we plan to roll out to both Tier 1 and Tier 2 suppliers by 2025.
CG-AA-250a.2
Labor Conditions in the Supply Chain
Management Approach
Standards to which labor code of conduct compliance is measured	We are committed to ensuring that working conditions in our supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. We require our suppliers to implement our Supplier Code of Conduct, which includes, but is not limited to, Occupational Health and Safety, Freely Chosen Employment, No Child Labor, Harassment or Abuse, No Discrimination, Freedom of Association, Working Hours, Wages and Benefits, Environmental Practices, and Animal Welfare. Allbirds adheres to recognized standards built from local law and internally accepted norms, including guidance from the International Labor Organization, to help ensure safe, lawful, humane, and ethical manufacturing practices.
CG-AA-430b.1
Publicly available policy ensuring freedom of association and the right to collective bargaining	Our Supplier Code of Conduct stipulates that suppliers shall recognize and respect the right of workers to form and join trade unions and other worker organizations and participate in collective bargaining without fear of harassment, interference, or retaliation. Suppliers shall also develop effective, respectful, and transparent grievance mechanisms to resolve disputes and complaints, and ensure effective communication between employees, employee representatives, and management.
Measures to ensure freedom of association and facilitate collective bargaining (i.e., communication of rights, grievance procedures)	Allbirds’ initiatives include ensuring workers in our supply chain have channels to voice concerns, suggestions, or advocate for their rights through Worker Voice programs. We are aiming for 100% of our Tier 1 factory workers to have access to Worker Voice programs by the end of 2025.

Our grievance procedures for employees in our flock include formalized feedback and complaint mechanisms beyond direct reporting lines (including reporting directly to Employee Experience, Legal or anonymously through a whistleblower hotline) to address concerns and improve our company practices.

Social
Description of Disclosure	2021 Response	SASB Standard
Additional context around supply chain auditing, including Audit methodologies and criteria (e.g., management system investigation, worker interviews, management interviews, document review, visual observations), efforts to increase transparency, etc.
We only source from a select number of Tier 1 suppliers that commit to protecting the rights of workers and the environment by signing our Supplier Code of Conduct. We also expect full transparency of our partners’ own supply chains and sub-suppliers.

Before a factory is approved to produce for Allbirds, it must pass a social and environmental audit as part of its evaluation. To assess factories’ compliance with our Responsible Sourcing expectations, we use independent, third-party, expert auditors. These audits, which may or may not be announced, include confidential worker interviews, review of documentation and records, and visual inspection of safety conditions. Audits are conducted against international labor standards and local law. Where there are discrepancies between the two, the more stringent requirement will be applied. Audit cadence is determined based on risk level from identified in previous audits.

In the middle of 2021, we updated our audit scoring system so that we could better track factory performance to enable future reporting. Audits are scored and factories are rated as Green (Low Risk), Yellow (Medium Risk), Red (High Risk), or ZT (Zero Tolerance), based on the highest risk level of non-compliance found in the audit. A passing audit is either Green or Yellow. Factories rated as Red or ZT after the initial audit will not be approved. Key metrics including risks identified and remediation efforts are expected to be published annually, once we have a full year of audit data.

Allbirds believes in continuous improvement and will partner with the factory to develop a Corrective Action plan, based on the audit findings. We require our suppliers to follow-up and improve upon any identified deficiencies in a realistic but timely manner, emphasizing root-cause-analysis and effective management to ensure long-term performance and accountability.

Whenever Allbirds starts working with a new factory, the factory will undergo the Allbirds Responsible Sourcing Audit. Once a compliance level is established, we will accept mutual recognition programs in order to reduce audit fatigue and collaborate with other brands.
CG-AA-430b.2.
Quantitative Metrics
Percentage of (1) Tier 1 supplier facilities and (2) supplier facilities beyond Tier 1 that have been audited to a labor code of conduct, (3) percentage of total audits conducted by a third-party auditor	As of January 31, 2022, 100% of Tier 1 supplier facilities, by facility count, had social audits completed by a third-party in the previous 12 months. Two of our Tier 1 supplier facility audits were postponed from December 2021 to January 2022 due to COVID-related auditor availability. 100% of these audits were conducted by a third-party auditor. We are not yet able to report on labor code of conduct audits for suppliers beyond Tier 1, but plan to expand our audit program to all strategic Tier 2 suppliers by the end of 2025.	CG-AA-430b.1

Social
Description of Disclosure	2021 Response	SASB Standard
Priority non-conformance rate and associated corrective action rate for suppliers’ labor code of conduct audits
In 2021, we developed a comprehensive audit scoring system so that we could better track factory performance and corrective action rate to enable future reporting. As we do not yet have a full year of data, we are not ready to report on this disclosure but expect to do so in 2022.
CG-AA-430b.2.
Corrective action rate for priority non-conformances with external labor code of conduct audit standards or internally developed supplier code(s) of conduct		CG-AA-430b.2.
Supply Chain Labor, Environment, Health & Safety Risks
Management Approach
The three labor conditions issues and the three environmental health and safety issues that pose the greatest potential risk in Allbirds’ supply chain
Based on the materiality assessment we conducted in late 2020, the following topics were deemed to be ESG priorities to manage across the business, including in our supply chain.

Labor Conditions Issues:
•Human rights
•Diversity & social inclusion
•Economic inclusion & wage systems

Environmental Health and Safety Issues:
•GHG emissions and energy management
•Materials sourcing (includes health and safety aspects as well as environmental factors)
•Materials waste
CG-AA-430b.3.
Health and Safety
Management Approach
Health and safety policy and management system, and coverage of programs, employee training, data compilation, emergency response, and audits	Allbirds has policies and procedures in place to address the health, safety, and wellness of our employees, including applicable occupational health and safety principles. The company has a Retail Health & Safety Task Force comprised of cross functional leaders that meets weekly to discuss and share workplace health and safety matters and developments. Moreover, we conduct quarterly operational audits within retail stores to ensure that working areas are safe.

Our Supplier Code of Conduct outlines Allbirds’ occupational health and safety requirements for suppliers within our supply chain. Specifically, we require our suppliers to provide their employees with a safe and healthy working environment to prevent accidents and injury to health arising out of, linked with, or occurring in the course of work or because of the operation of the supplier. Suppliers are expected to regularly assess the workplace for hazards and implement appropriate safety systems, controls, and training.

Employee Recruitment, Retention, Inclusion and Performance
Inclusion
Management Approach

Social
Description of Disclosure	2021 Response	SASB Standard
Policies and practices to foster an inclusive and diverse culture	Our commitment to building and cultivating a culture that incorporates diversity, equity, inclusion, and belonging has never been stronger. We intentionally seek diversity in race, gender, background, cultures, socioeconomic status, age, and sexual orientation. We track and measure our diversity and representation quarterly.

	We conduct and have committed to conducting annual reviews of pay equity. Our 2021 pay equity review, which considered job level, performance, and experience across gender globally and ethnicity in the U.S., did not find statistically significant pay differences across gender or ethnicity.	CG-EC-330a.3.
Quantitative Metrics
Gender representation for all employees and racial/ethnic group representation for its U.S. employees by employee category.
Ethnic group representation by employee category as of December 31, 2021 (United States only):

Management
•66% White
•2% Black or African American
•6% Hispanic or Latino
•17% Asian
•1% Native Hawaiian or Other Pacific Islander
•8% Two or more races
Technical Staff
•68% White
•6% Hispanic or Latino
•18% Asian
•9% Two or more races
All Other Flock Employees
•45% White
•11% Black or African American
•18% Hispanic or Latino
•17% Asian
•1% Native Hawaiian or Other Pacific Islander
•8% Two or more races

Gender representation by employee category:

Management
•Female: 55%
•Male: 45%
Technical Staff
•Female: 14%
•Male: 86%
All Other Flock Employees
•Female: 54%
•Male: 46%

Employee categorizations are based on SASB and EEO-1 guidance.
CG-EC-330a.3.
Employee Engagement
Management Approach

Social
Description of Disclosure	2021 Response	SASB Standard
Source of the survey, methodology used to calculate the percentage, and a summary of questions or statements included in the survey or study (e.g., those related to goal setting, support to achieve goals, training and development, work processes, and commitment to the organization)	In 2021, we ran our annual engagement survey using an employee engagement and performance management software. The survey covered key indicators of employee engagement such as performance drive, career growth, culture of feedback, work environment/culture health, performance management, leadership, and direct managers. All 30 survey questions were translated into local languages to accurately capture the sentiments of our global team. The overall response was favorable.
CG-EC-330a.1.
Quantitative Metrics
Employee engagement as a percentage	In May 2021, Allbirds conducted an engagement survey of all global employees. Of all employees surveyed across different locations, 90% submitted a response. 73% of respondents reported favorable employee engagement.
CG-EC-330a.1.
Turnover
Quantitative Metrics
Turnover as a percentage, including voluntary and involuntary departures	Our overall turnover rate in 2021 was 46%. Approximately 85% of turnover in 2021 was voluntary, and 15% was involuntary.	CG-EC-330a.2.
Work life balance
Management Approach
Options of workplace flexibility and working time reduction to support work life balance	Our Flexible Time Off Policy provides U.S. corporate, full-time employees in our flock with the ability to take as much time off as they need to reach their performance targets and achieve their goals for work-life balance. Outside of the United States, time off policies vary by country and depend on a variety of factors, including market practice and statutory benefits. Globally, our time-off policies are around or above market.

Pay and Benefits
Management Approach

Social
Description of Disclosure	2021 Response	SASB Standard
Discussion of salaries above minimum wage or a living wage that allows workers and their families to maintain a safe, decent standard of living (minimum resources for physical well-being plus healthcare, utilities, transportation, education and small savings) and extent the company provides relevant healthcare benefits (e.g., financial contributions or company-paid medical facilities/services)	In the United States, our benefits include health and wellness, paid time off, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. Specific health and safety benefits for U.S. employees include employer-sponsored health insurance, dental insurance, vision care insurance, flexible spending accounts, and commuter benefits. We also offer wellness and technology reimbursements. Outside of the United States, benefits vary by country and depend on a variety of factors, including market practice and statutory benefits.

Globally, we offer compensation that is competitive and linked to the skills, knowledge, and experience required in each position. We have also banned the practice of inquiring about salary history in the interview process, in line with local laws.

We are committed to establishing and implementing a living wage requirement for all direct employees globally within 24 months of our initial public offering in November 2021 (i.e., by November 2023), using a credible third-party framework.

Extent the company provides relevant retirement benefits
All permanent employees (including full-time and part-time) in the U.S. are eligible to participate in our 401(k) plan. We provide for employee pre-tax deferral contributions and after-tax Roth contributions and also provide a match on 100% of the first three percent of employee contributions and 50% on the next two percent, to a maximum match of four percent. All U.S. employees are also eligible for financial wellness benefits through Origin where they can speak with certified financial planners about retirement planning. We also provide life insurance to all regular full-time employees in the United States.

Training & Development
Management Approach
Description of training programs to develop staff and enable personal and professional growth
We have the following training and career development initiatives in place:
•Formal onboarding process for new flock members
•Ongoing training on core job responsibilities
•Manager training for all people managers
•Executive coaching for senior leaders
•Internal promotion of eligible employees
•Employees in the flock are able to make lateral moves or change career direction or pace when possible

Quantitative Metrics
Disclosure of average training time/expenses per employee by employee category	In 2021, the average training time was 14.5 hours for individual contributors, 28.5 hours for line managers, 34.5 hours for directors, and 52.5 hours of training and coaching for senior leaders.
Technical Employees who are Visa Holders

Social
Description of Disclosure	2021 Response	SASB Standard
Quantitative Metrics
Percentage of technical employees that held valid H-1B visas as of the close of the reporting period.	We believe this is immaterial to our business as it reflects less than 5% of our total workforce.	CG-EC-330a.4.

Governance
Description of Disclosure	2021 Response	SASB Standard
Good Governance Practices
Management Approach
Overview of our corporate governance policies and procedures, including how we assess and manage ESG risks and opportunities, engage with external stakeholders on ESG topics, and link remuneration with ESG performance.
Public Benefit Corporation Status
Because we are a PBC under Delaware law, our board of directors must manage our business and affairs in a manner that balances the pecuniary interest of our stockholders, the best interest of those materially affected by our conduct, and the specific public benefit of environmental conservation that is identified in our certificate of incorporation. As a result, in operating our business we are required to consider environmental conservation and the well-being of our flock and other stakeholders affected by our conduct alongside the financial interests of our stockholders. We are also obligated to report to our stockholders every two years on our progress as a PBC. In 2021, we published our 2020 Sustainability Report, which fulfils the requirements of the Public Benefit Report, on our website, making it available to all stakeholders.

Certified B Corp Status
In addition to our PBC status, we have also achieved B Corp certification since 2016. Every three years, we must recertify through a process and set of expectations that have become more rigorous over time. According to B Lab, the median score of all businesses that have completed the B Impact Assessment is 50.9; our latest recertification score was 89.4 in 2019, up from our initial (2016) score of 81.9.

Executive Compensation
Management and employees at or above the Director level are incentivized, in part, through our bonus program, where bonuses are linked to sustainability outcomes, including specific metrics related to carbon reduction targets.

Oversight and our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making (including through our Head of Sustainability). Management reports on ESG issues to our board of directors on a quarterly basis. The Sustainability, Nomination, and Governance Committee of our board of directors is responsible for overseeing ESG matters. We have a gender diverse board, with 38% of our directors identifying as women.

Sustainability Advisory Committee
In 2021, we developed an external Sustainability Advisory Committee to provide an additional review of our sustainability strategy, progress, and insights into potential business risks and opportunities.

Data Privacy
Management Approach

User Privacy
Our Privacy Policy is available on our website and governs our treatment of customer data. It outlines the types of personal information we collect, how we use and share the information, users’ right to opt-out of certain uses and disclosures of personal information, and the measures we take to protect information security.

Multiple points of contact are provided through which customers may initiate inquiries and raise concerns to us regarding our collection, sharing, and use of their personal data.

Our privacy policies and practices are designed to align with the laws in the jurisdictions where we operate, including the European Union (e.g., the General Data Protection Regulation) and the United States (e.g., the California Consumer Privacy Act), among others. We continue to monitor emerging regulations in this area and enhance our capabilities for data governance and management as appropriate. Our VP, Legal is responsible for monitoring conformance with our data privacy policy and for reviewing and updating the policy as needed.

CG-EC-220a.2.
Data Security
Management Approach
Data security risks & data breaches
Data security is built into our company’s technology strategy since first launching our e-commerce site. We focus on a 360-degree approach designed to mitigate risks of data loss and protect ourselves against damages to our reputation. We utilize a wide range of tools as part of our cybersecurity program. Some examples include:

•Least Privilege Principle: We limit access to company resources based on user roles and real-time access needs.
•End User training: We require security training for all new employees as well as run frequent phishing simulations and additional training for those at high risk.
•Internal Audits: We regularly review all security programs, policies, and audit for any controls that need to be re-evaluated.

Our Chief Technology Officer and IT team provide regular presentations to the Audit Committee. No material breaches occurred in 2021.

CG-EC-230a.1.
Customer Education
Management Approach

Discussion of measures that have been implemented to increase customer awareness on sustainability impacts of products during their life cycle and to help customers reduce the environmental footprint of products	We understand the value customers place on authenticity and transparency, and since our inception, have run extensive campaigns to educate consumers about the sustainability impacts of footwear and apparel in general, and how we are working to address those impacts through our manufacturing processes and our products themselves. We share information on the social and environmental attributes of our products in our stores, in our social media channels, on our website, and in our Sustainability Report. Examples of Allbirds marketing campaigns with a sustainability focus include labeling all products with their carbon footprint and freethefootprint.com.

In 2020, we began labelling all of our products with their carbon footprint. We did this for two reasons: to hold ourselves accountable to reducing our impact over time and to help our customers make informed purchasing decisions with climate impacts in mind. Providing a product’s planetary cost front and center empowers people to make intentional choices.

	According to a survey we conducted of 1,300 U.S. customers in 2020, 92% of our customers trust us to deliver reliable information, tools, and advice around sustainability.	CG-EC-230a.2.
SASB Activity Metrics
Number of shipments	Our global e-commerce shipments in 2021 were approximately 3.6 million.[8]	CG-EC-000.C
Entity-defined measure of user activity	In 2021, we fulfilled approximately 2.5 million orders globally.	CG-EC-000.A
Data processing capacity, percentage outsourced	100% of our data processing is outsourced.[9]	CG-EC-000.B
Number of (1) Tier 1 suppliers and (2) suppliers beyond Tier 1	1) We had 11 Tier 1 suppliers in 2021. 2) We had 320 suppliers beyond Tier 1 in 2021.[10]	CG-AA-000.A

The Task Force on Climate-Related Financial Disclosures
The Financial Stability Board established the Task Force on Climate-Related Financial Disclosures, or TCFD, which is committed to market transparency and stability, to develop recommendations for more effective climate-related disclosures. Allbirds supports the mission of the TCFD to improve and increase reporting of climate-related financial information. We believe our initial TCFD climate-related financial disclosures align with the TCFD recommendations, and we intend to continue to refine our strategy and reporting in this framework going forward. In the table below, we look at existing governance structures and strategy that fit within the TCFD framework, what was done in the year ended December 31, 2021, and indicate our aspirations for the future to make this disclosure more robust. TCFD provides a framework with four thematic areas—Governance, Strategy, Risk Management, and Metrics and Targets—and 11 recommended disclosures. The following table provides information intended to address each recommendation.

Description of Disclosure	Notes and Location
Governance: Disclose the organization’s governance around climate-related risks and opportunities.
8 We define number of shipments as number of global E-commerce shipments to customers; excludes returns and shipments to retail stores.
9 Due to our engagement with cloud computing, data analytics, and digital platforms.
10 “Tier 1” refers to the primary production facility to which an Allbirds purchase order is issued.

Description of Disclosure	Notes and Location
a.Describe the board’s oversight of climate-related risks and opportunities.
Our board of directors considers sustainability risks and opportunities as part of its overall strategic decision-making process through review and approval of our annual operating plan and our sustainability strategy.

Our Sustainability, Nomination, and Governance Committee has oversight of ESG topics; both the committee and the full board of directors receive quarterly reports from management on significant sustainability actions, goals, and progress.

Annually, the board of directors reviews and approves our Annual Report on Form 10-K, which includes disclosures regarding climate-related risks and opportunities.

b. Describe management’s role in assessing and managing climate-related risks and opportunities.
In 2021, we developed an external Sustainability Advisory Committee to provide a review of our sustainability strategy, progress, and insights into potential business risks and opportunities. The Sustainability Advisory Committee is composed of external ESG leaders who bring diverse experience and industry expertise. Management meets with the Sustainability Advisory Committee regularly to update and align on climate-related risks and opportunities.

Our sustainability strategy, or the Allbirds Flight Plan, centers on three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy, which are underpinned by ten specific, quantitative targets. These climate-related strategic priorities are operationalized through our Sustainability team, which is led by our Head of Sustainability. These strategic priorities have oversight from our Chief Operating Officer who reports directly to our co-CEO.

Executive bonuses are linked to sustainability outcomes, including specific metrics related to carbon reduction targets.

Our Sustainability team collaborates on an ongoing basis with cross-functional teams to monitor climate-related issues, and promote sustainability initiatives across our value chain, including product development, supply chain sourcing, and broader business operations, and reporting through a consolidated sustainability scorecard that is shared with our board of directors and management on a quarterly basis.

At the end of each fiscal year, the Sustainability team also engages with each business area to collect specific data to prepare the greenhouse gas inventory analysis. This process includes cross-functional and leadership reviews, as well as third-party verification of the data.

Description of Disclosure	Notes and Location
Strategy: Disclose the actual and potential impacts of climate-related risks and opportunities on the organization’s businesses, strategy, and financial planning.
a.Describe the climate-related risks and opportunities the organization has identified over the short, medium, and long term.
According to the Task Force on Climate-related Financial Disclosures’ 2020 Status Report, when companies choose to disclose on TCFD, only 7% globally fully disclose on the strategy pillar. Allbirds decided to pursue an analysis of climate-related risks in our strategy and our approach to risk management.

In 2021, management began the process of identifying, assessing, and quantifying Allbirds’ climate-related transition and physical risks, as well as corresponding opportunities, through a hot spot analysis. This assessment was supported by Anthesis, a global sustainability consulting leader, to help us better understand our risk exposure, create a roadmap for scenario analysis and resiliency planning, develop strategies for leveraging opportunities, and meet our reporting and disclosure commitments.

The first step in our climate-risk and opportunity analysis was to conduct climate risk and opportunity workshops with key business areas, including Sustainability & Innovation, Supply Chain, Product Development, Legal, Finance, Workplace, Marketing, Technology, and Retail. These workshops were intended to 1) identify a preliminary list of potential climate-related business risks and opportunities; 2) understand the potential scale of such risk or opportunity should it occur; and 3) identify substantive social, regional, or financial risk and opportunity thresholds that would designate a risk or opportunity as material to our business.

Once we had a preliminary list of risks and opportunities, we identified the anticipated effect (the impact that a risk or opportunity will have on that key business area) and vulnerability (any management plans we have to mitigate against those risks or capitalize on those opportunities) to understand the potential scale. The exercise analyzed both effect and vulnerability of transition and physical risks across the short- (five years), medium- (ten years), and long-term (30 years). At the conclusion of these workshops, we evaluated the effect and vulnerability of each physical and transition risk associated with climate change, which informs the list of risks and opportunities provided below.

The following risks have been identified through the workshops with the key business areas but have not been assessed for their materiality to our business. This will be completed through the upcoming scenario analyses.

RISKS
Transition - the risks associated with the transition to a low-carbon economy over the next decade:

•Pricing on greenhouse gas, or GHG, emissions
•Energy and fuel price increase

Physical - the chronic and acute risks associated with the physical impacts of a changing climate may affect Allbirds’ ability to source natural materials and move them through a global supply chain. These physical climate risks include:

•Increased frequency and severity of extreme weather events including extreme precipitation and drought
•Increased mean temperatures including extreme heat and cooling degree days
•Wildfires brought on by droughts and extreme temperature
•Rising sea levels
•Changes in precipitation patterns

Description of Disclosure	Notes and Location

OPPORTUNITIES:
Efforts to mitigate and adapt to climate change also present opportunities for our business:

•Energy Sources: Conventional fuel prices are projected to increase. Our goal is to use 100% renewable electricity to manufacture all Allbirds products at owned and operated facilities and finished goods manufacturers by the end of 2025. By procuring renewable energy, Allbirds will help mitigate additional costs to our business, helping preserve our competitive pricing structure.
•Products & Services: We believe Allbirds’ corporate mission and increasingly sustainable products provide a competitive position within the landscape of shifting consumer preferences for environmentally and socially responsible products.
•Resource Efficiency: Partnerships with manufacturing facilities on environmental initiatives may decrease costs. This could improve energy efficiency and indoor air quality, as well as improve employee attraction and retention through a commitment to sustainability and better working conditions.
•Resilience: Allbirds has developed tools and strategies to quantify and manage emissions, which will help to respond to climate change.

b. Describe the impact of climate-related risks and opportunities on the organization’s businesses, strategy and financial planning.	To support our bold ambition on climate change, our sustainability strategy, or the Allbirds Flight Plan, centers on three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy, which are underpinned by ten specific, quantitative targets.

With these targets, we set a goal to cut our carbon emissions per unit of product produced in half by the end of 2025, relative to a baseline of what we expect our per-unit carbon emissions would be in 2025 without any further action to limit emissions. We will continue to be a carbon neutral business, as we have been since 2019 through the use of offsets.

We believe in the importance of demonstrating near-term progress and laying out a clear path to achieve our goals. We expect that achieving these ten targets as a whole ultimately improves gross margin and business resiliency.
c. Describe the potential impacts of different scenarios, including a 2°C scenario, on the organization’s businesses, strategy and financial planning.	In 2021, we conducted a hotspot mapping exercise to prioritize our key climate-related risks and opportunities. Building off this exercise, we plan to conduct scenario analyses of the key transition and physical risks and opportunities. The analysis will quantify the financial implications associated with these climate-related risks and opportunities, enable us to gather the quantitative information necessary to assess our adaptive capacity, and further invest in opportunities to enhance resilience across our value chain.

Description of Disclosure	Notes and Location
Risk Management Disclose how the organization identifies, assesses, and manages climate-related risks.
a.Describe the organization’s processes for identifying and assessing climate-related risks.
Our Sustainability team collaborates on an ongoing basis with cross-functional teams to monitor climate-related issues, and promote sustainability initiatives across our value chain, including product development, supply chain sourcing, and broader business operations, reporting through a consolidated sustainability scorecard that is shared with our board of directors and management quarterly.

Additional enterprise risk functions include climate-related risks as part of their analysis, which is presented to the Audit Committee of our board of directors and management annually.

Allbirds evaluates climate risks based on their likelihood, significance, and scope of impact across the business. The 2021 climate risk and opportunity identification workshops also established the key business areas’ substantive risk thresholds. Revenue, cost, and adjusted EBITDA are metrics used by the key business areas to evaluate climate-related risks.

Aggregating these data points allows Allbirds to establish company-wide substantive risk thresholds. These established substantive risk thresholds will serve as a basis for us to identify future climate-related risks posed to our operations. Allbirds will use these established thresholds to evaluate climate risks annually at a minimum, and more often as needed.

b. Describe the organization’s processes for managing climate-related risks.
Our Head of Sustainability and other subject-matter experts actively engage with Allbirds’ key business areas to manage climate risks and opportunities on an ongoing basis.

We categorize risks according to four distinct management methods, based on enterprise risk management methodology: avoid, reduce, share, and accept. For example, we manage risks using the ‘reduce’ method through our strategic vendor partnerships, based on our partners’ willingness to implement and uphold best practices, decreasing the inherent vulnerability associated with vendor-based manufacturing. Once we identify a best practice for mitigating climate risk through vendor management, we proactively update our existing vendor agreements to align with improved internal standards.

c. Describe how processes for identifying, assessing and managing climate-related risks are integrated into the organization’s overall risk management.
As part of our standard Enterprise Risk Management, or ERM, process, our cross-functional risk management team evaluates enterprise risks based on their likelihood, significance, and scope of impact across the business, including climate-related risks.

The four climate risk management methods outlined above reflect the same methodology used to manage all enterprise-wide risks. Risks are evaluated at least annually and reported to management and the board of directors.

Substantive risk findings from our climate risk identification and assessment process and scenario analysis established by the Sustainability team in 2021 will be integrated into our company-wide risk management process moving forward.

Metrics & Targets Disclose the metrics and targets used to assess and manage relevant climate-related risks and opportunities.
a.Disclose the metrics used by the organization to assess climate-related risks and opportunities in line with its strategy and risk management process.
In 2020, we began the annual practice of measuring our carbon footprint across Scope 1, 2, and 3 categories, as defined by the Greenhouse Gas Protocol. This includes calculating the carbon footprints for all products produced in a given year.

We have adopted an internal price on carbon to incentivize emissions reductions. We use the proceeds from this internal tax to purchase renewable energy credits and high-quality carbon offsets against our Scope 1, 2, and 3 emissions. As a result, we are Climate Neutral certified. All carbon offset projects are third-party verified to the highest standards, such as Gold Standard, Verified Carbon Standard, or Climate Action Reserve.

Description of Disclosure	Notes and Location
b. Disclose Scope 1, Scope 2 and if appropriate, Scope 3 greenhouse gas emissions and the related risks.
Since 2020, we have focused on calculating and disclosing the carbon footprint of each of our products, working with a LCA tool to estimate the cradle-to-grave carbon footprint of products, identify hotspots, and drive emission reductions. This LCA tool was developed by our Sustainability team in partnership with external LCA experts and has been third-party verified against the requirements of ISO 14067:2018. It enables our teams to make informed decisions in design and development, tracking both product-level and company-wide carbon impact. As a result, in April 2020, we published the carbon footprint for every product in our permanent collection.

In 2021, we disclosed the absolute emissions across our direct and indirect operations for 2020, following the Greenhouse Gas Protocol, with additional third-party verification by SCS Global Services. Scope 1 and 2 emissions are driven by retail stores and corporate offices, and the majority of our Scope 3 emissions are from the materials, manufacturing, and transportation associated with our products.

2020 Estimates of Allbirds’ Market-based Emissions (tonnes CO2e)
a.Scope 1: 223
b.Scope 2: 588
c.Scope 3: 37,629

We are currently in the process of a third-party verification for our 2021 Scope 1,
2, and 3 emissions and we plan to disclose our 2021 emissions once the verification is complete.

c. Describe the targets used by the organization to manage climate-related risks and opportunities and performance against targets.
The Allbirds Flight Plan centers on three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy, which are underpinned by ten specific, quantitative targets. The Allbirds Flight Plan drives our targets for climate-related risk mitigation.

By the end of 2025, we aim to reduce our per-unit emissions by 50% relative to a baseline of what we expect our per-unit carbon emissions would be in 2025 without any further action to limit emissions, driving our average carbon emissions to around 7 kg CO2e per product. We aim to achieve this by sourcing zero carbon wool, replacing petroleum-based materials with natural ones, and using less and cleaner fuel and electricity. Specifically, our goal is that 75% of our materials will be sustainably sourced natural or recycled materials, and we are committed to reducing raw materials use and the impact of key raw materials by 25% across footwear and apparel products.

In addition, our goal is to source 100% renewable electricity for all owned and operated facilities, including offices, retail stores, and distribution centers, as well as finished goods manufacturers, by the end of 2025. We are committed to achieve a steady state of more than 95% ocean shipping, reducing the amount of higher emission modes of transport, like air shipping. We also aim to encourage our customers to machine wash our products on cold and hang-dry Allbirds apparel.

By 2030, we aim to reduce our per-unit emissions by 95%, driving our carbon emissions to less than 1 kg CO₂e per product. This ambitious goal is necessary to reduce our absolute carbon emissions in alignment with a science-based 1.5°C reduction pathway.

We have set a science-based target to reduce absolute scope 1, 2, and 3 emissions 42% by 2030 from a 2020 baseline. Our target is aligned with all the requirements of The Science Based Targets initiative, or SBTi, including alignment with a 1.5°C reduction pathway, and was approved by SBTi in 2021.

Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets, design and utility patents, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as allbirds.com and similar variations. Further, we have developed internal practices around ongoing trademark and design patent registration pursuant to which we register brand names and product names, product designs, taglines, and logos to the extent we determine appropriate and cost-effective.
We control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Information Technology, and Data Security and Privacy—Our failure or inability to protect or enforce our intellectual property rights could diminish the value of our brand and weaken our competitive position.”
Government Regulations
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, privacy and data security, product labeling and compliance, safety regulations, and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of our retail stores, manufacturing-related facilities and distribution centers. Our products, which are predominantly manufactured in countries other than the United States and which are sold in 35 countries across the world, may be subject to tariffs, treaties, and various trade agreements, as well as laws affecting the importation of consumer goods. We monitor changes in these laws and believe we are in material compliance with applicable laws.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter. In 2021 and 2020, we generated 35% and 36% of our full year net revenue in the fourth quarter, respectively.
Corporate Information
We were incorporated in Delaware in May 2015 as Bozz, Inc. In December 2015, we changed our name to Allbirds, Inc., and we became a Delaware PBC in February 2016. Our principal executive offices are located at 730 Montgomery Street, San Francisco, California 94111. Our telephone number is (628) 225-4848. Our U.S. website address is allbirds.com. Information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at ir.allbirds.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included in Part II, Item 8, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

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
The pandemic created significant disruptions for our physical stores, with the majority of our stores closed between late March 2020 through July 2020 (with the exception of a limited number of locations in the Asia Pacific region), as well as reduced operating hours and restricted guest occupancy levels. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. In 2021, a majority of our stores were open throughout the year, with certain regions experiencing closures on a periodic basis, such as Europe, where some of our stores were closed for a portion of the quarter ended March 31, 2021, and New Zealand, where our store was closed for a portion of the quarter ended December 31, 2021. In locations where there are specific local restrictions, our stores continue to have reduced operating hours and restricted guest occupancy levels. We have also occasionally closed stores for a few days at a time when an employee has tested positive for COVID-19. In addition, our decision to support our employees through the pandemic and store closures created significant strains on our operating margins during the period.
The performance of our retail stores in 2020 significantly lagged behind 2019 performance. We began reopening those stores to the public through a phased approach commencing in June 2020 and successfully completed the reopening process over the course of several months, as local conditions and regulations permitted. The re-openings of our stores have improved our retail performance to date, but the possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that will impact our business in the future. As a digitally-native brand, we have been able to avoid massive disruptions to our business performance through the pandemic due to the strength of our digitally-led vertical retail strategy however, the performance of our retail stores in 2021, while improved over 2020, still remains below 2019 performance on a same-store basis.
In March 2020, we also closed the majority of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. We gradually reopened our closed corporate offices in a phased approach over the course of 2020 and into 2021, and are continuing to evaluate and update our “return to office” policies in light of our concern for the health and safety of our team members and the recommendations of government and health authorities. As of December 31, 2021, a majority of our corporate employees continue to work from home.
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
•increased hiring challenges with respect to recruiting retail employees due to the risks posed by COVID-19 (including increased potential exposure to the virus);

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
While we believe that the long-term fundamentals of our business are largely unchanged and anticipate that our results of operations in future years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more details on the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which may adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
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
We incurred net losses of $45.4 million and $25.9 million in 2021 and 2020, respectively, and we had an accumulated deficit of $137.4 million as of December 31, 2021. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
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
In addition, our future success depends in part on our ability to increase sales to our existing customers over time, as a significant portion of our net revenue is generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the products we offer. If existing customers no longer find our products appealing or are not satisfied with our customer service, or if we are unable to timely update our products to meet current trends and customer demands, our existing customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.
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
As of December 31, 2021, we operated approximately 35 retail store locations across eight countries. We lease our stores under operating leases. We expect to significantly increase the total number of stores we operate over the next few years, domestically and internationally.
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
As of December 31, 2021, we had approximately 424 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer.
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
As of December 31, 2021, we partnered with over 177 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.
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
We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $126.0 million in 2018 to $277.5 million in 2021. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
In 2020, we began making our carbon footprint calculations available for our products. In 2021, we announced a highly ambitious sustainability strategy in service of our aim to help to reverse climate change through better business. Our sustainability strategy has three strategic priorities: (1) Regenerative Agriculture, (2) Renewable Materials, and (3) Responsible Energy. These priorities are underpinned by 10 targets, which we intend to achieve by the end of 2025, or the 2025 Targets. In addition, we have announced a goal to reduce our per-unit carbon emissions to less than 1 kg of carbon dioxide equivalent emissions by 2030, or the 2030 Goal. We are aligning our ESG disclosures with the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosure frameworks, and we anticipate continuing to make ESG disclosures and expanding the number of disclosures we make over time.
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
The SPO Framework, which consists of ESG criteria that we intend to satisfy, is described more fully in the section titled “The Sustainability Principles and Objectives Framework” in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4). This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework may result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we are committing publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.
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
We depend on the continued services and performance of our senior management and other key personnel, including Timothy Brown and Joseph Zwillinger, our co-founders and Co-Chief Executive Officers. Mr. Brown’s and Mr. Zwillinger’s employment with us is at-will, which means that they may resign or could be terminated for any reason at any time. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder, nor is it likely that we would be able to immediately find a suitable replacement. Our other senior management and key employees are also employed on an at-will basis, with the exception of one member of our senior management team who resides in the United Kingdom and is entitled to standard statutory rights under local law. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including members of management, supply chain, innovation and sustainability, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. In addition, starting in 2021 there has been a dramatic increase in workers leaving their positions throughout the U.S. economy that is being referred to as the “great resignation,” and the market to build, retain, and replace talent has become even more highly competitive. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have. The incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as our past incentive or as the current incentives offered by our competitors. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (particularly during the ongoing COVID-19 pandemic). For example, as we expand into new geographies, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market once the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense.
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
We face competition from counterfeit or “knock-off” products manufactured and sold by third parties in violation of our intellectual property rights, as well as from products that are inspired by our footwear in terms of sustainability, design, and style, including private label offerings by digital retailers. In the past, third parties have established websites to target users on Facebook or other social media platforms with “look alike” websites intended to trick users into believing that they were purchasing Allbirds shoes at a steep discount. Some individuals who actually made purchases from such “look alike” websites believed they had purchased from our actual website and subsequently submitted complaints to us.
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
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials could have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. For example, in August 2021, we implemented a slight price increase in certain of our products, and we expect to have further price increases in 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
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
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our results of operations, as well as our ability to grow our digital business globally, could be materially adversely affected.
Many of our customers shop with us through our digital websites and mobile apps. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital and other sales, harm our reputation with customers, have a material adverse impact on the growth of our digital business globally, and could have a material adverse impact on our business and results of operations.
Risks specific to our digital business also include diversion of sales from our company-operated stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital business, as well as damage our reputation and brand.
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

If sensitive information about our customers is actually or alleged to have been disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or misuse, our customers may curtail use of our website or mobile app, we may be exposed to liability, and our reputation could suffer.
Operating our business and platform involves the collection, storage, and transmission of a variety of sensitive information, including proprietary and confidential information, as well as the personal information of our employees and customers. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to our customer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information.
Like other eCommerce companies, we are also vulnerable to hacking, malware, supply chain attacks, computer viruses, unauthorized access, and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user errors, or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
We and our third-party service providers may experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, sensitive information, consumers may become unwilling to provide us the information necessary to make purchases on our website. Existing customers may also decrease or stop their purchases altogether. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.
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
We have incurred substantial net operating losses during our history. Subject to the limitations described below, unused net operating losses generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such net operating losses expire under applicable tax laws. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal tax law. In addition, our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Past or future changes in our stock ownership, including as a result of our initial public offering, some of which may be outside of our control, may have triggered or may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
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
•other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism, or responses to these events; and
•the other factors described in this “Part I, Item 1A. Risk Factors” and in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
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
All of the shares of Class A common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, are only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall.
In addition, as of December 31, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 16,278,592 shares of Class B common stock and 189,342 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 17,211,219 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of December 31, 2021, holders of up to 119,211,789 shares of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Allbirds to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and thus both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation includes the provision outlined in (B) to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934, or Exchange Act.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation.

This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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

Extreme weather conditions, natural disasters, political crises and instability, and other catastrophic events, including those caused by climate change, could negatively impact our results of operations and financial condition.
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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Although we do not currently do business in either Russia or Ukraine, it is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could impact our business, financial condition, and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 6,000 square feet of space under a lease that expires in December 2026, as well as 33,000 square feet of space under a lease that expires in December 2026. We designed, constructed, and currently use our corporate headquarters for product design and development, innovation around sustainable materials, operations, marketing, technology, and customer experience, as well as our other supporting teams. In addition to our corporate headquarters, we have satellite office locations in San Diego, London, Shanghai, Tokyo, Vietnam, and Seoul where we lease or have co-working arrangements that total approximately 16,000 square feet of office space. All of our offices are leased, and we do not own any real property.

As of December 31, 2021, we also leased property in the following countries around the world that serve as our 35 retail locations, totaling approximately 112,000 square feet, as set forth below.

City / Area	# of Stores
United States	23
China	4
Japan	2
United Kingdom	2
Netherlands	1
Germany	1
South Korea	1
New Zealand	1
Total	35

While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available to accommodate our future growth.
Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims arising from: our products, such as consumer claims and personal injury claims; our workforce, our technology, and business processes, such as worker classification and patent claims; our sustainability and ESG practices, statements, and goals; and our intellectual property, such as trademarks and copyright infringement claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Class A Common Stock
Our Class A common stock, par value $0.0001 per share, is listed on The Nasdaq Stock Market under the symbol “BIRD” and began trading on November 3, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of February 28, 2022, we had 102 holders of record of our Class A common stock and 35 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from November 3, 2021 (the date our Class A common stock commenced trading on the Nasdaq Stock Market) through December 31, 2021 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on November 3, 2021 and the reinvestment of dividends. The graph uses the closing market price on November 3, 2021 of $28.89 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
11/3/2021
11/30/2021
12/31/2021
Allbirds
S&P 500 Index
Nasdaq Composite Index

Unregistered Sales of Equity Securities

From October 1, 2021 to November 3, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-260696), we issued and sold to certain directors, officers, employees, consultants, and other service providers an aggregate of 53,443 shares of our Class B common stock upon the exercise of options under our 2015 Equity Incentive Plan at exercise prices ranging from $3.87 to $4.34 per share, for aggregate cash consideration of approximately $218,305.

On October 4, 2021, we issued 430,335 shares of our Class B common stock to a warrant holder upon the cash exercise of a warrant with an exercise price of $0.095 per share, for aggregate consideration of less than $0.1 million.

On October 13, 2021, we issued 284,630 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 286,890 warrants, each with an exercise price per share of $0.095.

On November 5, 2021, upon the closing of our initial public offering, we issued 1,104,560 shares of our Class B common stock upon the automatic exchange of convertible warrants to purchase 1,104,560 shares of preferred stock.

On November 9, 2021, we issued 157,105 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 157,580 warrants, each with an exercise price of $0.074.

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

The underwriters of our IPO were Morgan Stanley & Co. LLC; J.P. Morgan Securities LLC; BofA Securities, Inc.; Robert W. Baird & Co. Incorporated; William Blair & Company, L.L.C.; Piper Sandler & Co.; Cowen and Company, LLC; Guggenheim Securities, LLC; KeyBanc Capital Markets Inc.; Stifel, Nicolaus & Company, Incorporated; Telsey Advisory Group LLC; C.L. King & Associates, Inc.; Drexel Hamilton, LLC; Loop Capital Markets LLC; Penserra Securities LLC; Samuel A. Ramirez & Company, Inc.; and Siebert Williams Shank & Co., LLC. We paid the underwriters of our IPO underwriting discounts and commissions totaling $15.8 million and incurred approximately $5.4 million in offering costs. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $232 million. Other than the proceeds payable directly to the selling stockholders, no payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4).
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A, above.

Overview
Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 35 stores as of December 31, 2021. By serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. We believe our differentiated vertical retail model enables a margin structure that allows us to provide high-quality material and product while pricing lower compared to a traditional wholesale model. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Today, we are a high-growth company with a loyal and expanding customer base that has earned our brand the permission to expand beyond our casual footwear origins and enter adjacent categories, such as performance running shoes and apparel. Our strong brand equity is fueled by our differentiated products created by sustainability-driven innovation. Our purpose and mission, coupled with innovation and a vertically integrated business model, allow us to meet the call of our consumers across the globe.
Initial Public Offering
On November 2, 2021, we priced our initial public offering, or IPO, and our Class A common stock began trading on The Nasdaq Global Select Market on November 3, 2021 under the symbol “BIRD.” In connection with the completion of the IPO on November 5, 2021, 23,221,152 shares of our Class A common stock were issued and sold at a public offering price of $15.00 per share, which consisted of 16,850,799 shares offered by us and 6,370,353 shares offered by certain existing stockholders. We received aggregate proceeds of $237.0 million from the IPO, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders.
Recent Financial Performance
•We achieved 26.5% year-over-year net revenue growth in 2021 compared to 2020 and 13.2% year-over-year net revenue growth in 2020 compared to 2019.
•We increased gross margin by 145 basis points from 51.4% in 2020 to 52.9% in 2021 due to favorable channel and geography mix, sales of higher gross margin products, a modest price increase in certain of our products, and cost savings through achieving economies of scale with manufacturers and key service providers, partially offset by higher warehouse and logistics costs.
•We reported net losses of $(45.4) million in 2021 as compared to $(25.9) million in 2020. The increase in net loss was primarily due to higher selling, general, and administrative expense and increased other expense.

•We reported adjusted EBITDA of $(11.7) million and $(15.4) million in 2021 and 2020, respectively. The increase in adjusted EBITDA, despite the increase in net loss, was primarily driven by increases in other expense, stock-based compensation, and the provision for income tax, partially offset by $4.0 million in additional expenses as a result of becoming a public company.
Adjusted EBITDA is a measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” further below for the definition of adjusted EBITDA, as well as a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be, affected by a number of factors, including the following:
Ability to Increase Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Allbirds is still relatively unknown, underscoring a large opportunity to scale our customer base and drive future growth. Our continued focus on elevating our product offerings combined with our differentiated brand approach and authenticity is critical to attracting new customers and increasing closet share. Further, we must continue to emphasize our commitment to people, the planet, and our investors in order to further increase our reach and highlight the integrity of our brand.

As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. Starting in 2022, we will selectively enter into retail partnerships with third parties to distribute our products on a limited basis, in an effort to build brand awareness and establish greater customer credibility in the market for our performance products.
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
We believe that growing our store footprint in the United States and internationally will help grow brand awareness, allow us to be in closer proximity to new customers, and drive profitable growth. With strong pre-COVID-19 store unit economics, our store operations have historically been highly profitable, capital-efficient, and provided strong investment returns. Beginning in 2020, our retail operations were disrupted by the impact of the COVID-19 pandemic. We expect our stores to rebound to pre-COVID levels over time following the broader reopening of the economy. Based on this pre-COVID performance, we believe our new stores will be highly profitable, have attractive payback periods, serve as good capital investments, and be positioned well to take advantage of physical retail’s recovery from the pandemic. We also expect net revenue and gross margin to benefit from increased sales through our physical retail channel, which benefits from a lower return rate and decreased shipping costs. We have also seen a corresponding increase in digital traffic and digital sales as a result of store builds in new markets. Furthermore, as we grow our store footprint, we believe we will be able to expand our valuable multi-channel customer base.
We believe our omni-channel growth strategy will continue to require investment in store build outs, field infrastructure and technology to ensure that our model reaches new customers, runs in a cost-efficient manner, and provides continued innovation in the customer buying experience. Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

United States	7	9	10	11	12	12	15	19	23
International	7	9	10	10	10	10	12	12	12
Total	14	18	20	21	22	22	27	31	35
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
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational efficiency and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. Our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, allowed us to improve gross margin despite a difficult cost climate due to the COVID-19 pandemic, ongoing supply chain shortages and delays, and increase in inflation. We will continue to make similar investments in developing partnerships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic and increase in inflation, could result in fluctuations in our results of operations. For example, in August 2021, we implemented a slight price increase in certain of our products, and we expect to have further price increases in 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter.
Impact of COVID-19
Beginning in January 2020, the COVID-19 pandemic has caused general business disruption worldwide. Nevertheless, we have remained agile in both strategy and execution throughout this period and our results to date have reflected these efforts, as evidenced below. The possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that will impact our business in the future. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business” in Part I, Item 1A. Risk Factors, for further details.
Topline Growth
Despite the challenging backdrop for the footwear category, our sales for the year ended December 31, 2021 increased by 26.5% compared to 2020, which is more than double our sales growth of 13.2% for the year ended December 31, 2020 as compared to 2019.
Store Closures and Limited Operating Hours
The COVID-19 pandemic created significant disruptions for our physical stores, the majority of which were closed between late March 2020 and July 2020. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate, and our open stores had reduced operating hours and restricted guest occupancy levels. In 2021, a majority of our stores were open throughout the year, with certain regions experiencing closures on a periodic basis, such as Europe, where some of our stores were closed for a portion of the quarter ended March 31, 2021, and New Zealand, where our store was closed for a portion of the quarter ended December 31, 2021.We have also occasionally closed stores for a few days at a time when an employee has tested positive for COVID-19. In addition, our decision to support our retail employees through the pandemic and store closures created significant strains on operating margins during the period.

As a digitally-native brand, we were able to avoid massive disruptions to our business performance through the pandemic due to the strength of our digitally-led vertical retail strategy, but the performance of our retail stores same-store sales in the year ended December 31, 2021 remained below 2019 performance for the same period. We resumed our store rollout strategy in 2021, opening 13 new stores in both U.S. and international locations.
Gross Margin
Despite headwinds in manufacturing, shipping, and logistics, we were able to expand our gross margin by approximately 145 basis points for the year ended December 31, 2021, as compared to the same period in 2020, driven by favorable channel and geography mix, sales of higher gross margin products such as apparel, a modest price increase in certain of our products, and cost savings through achieving economies of scale with manufacturers and key service providers, partially offset by higher warehouse and logistics costs.
This expansion highlights our business’ resiliency and flexibility. We believe that as we continue to scale, our upfront investments in materials science and sustainable manufacturing processes will result in greater economies of scale which will ultimately improve our gross profitability.
Product Development
Despite volatile sourcing and logistics headwinds as a result of the COVID-19 pandemic and global supply chain shortages and delays, we were able to continue our innovation cycle without material delays by launching several new product styles during the year ended December 31, 2021. We debuted our performance apparel line in August 2021, expanded our lifestyle apparel line in November 2021, and introduced new shoes, such as the Sugar Rover, Wool Piper Mids, and Trail Runner SWT during the year. Our expanded performance and lifestyle lines also fit with growing consumer trends towards more comfortable, versatile products.
Components of Results of Operations
Net Revenue
We generate net revenue primarily through sales of our products in our directly owned digital and physical retail channels. The digital channel includes direct sales to consumers through our websites and mobile app, and the physical retail channel includes sales through our owned stores. As of December 31, 2021 and 2020, a majority of our sales are through directly owned channels. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, and distribution center and related equipment costs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.
Gross Profit and Gross Margin
Gross profit represents net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may in the future fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the channels through which we sell our products, price increases, the innovation initiatives we undertake in each product category, cost drivers, such as product promotions, commodity prices and transportation rates, and manufacturing costs, among other factors. Our expectation is that the combination of our strategy and growth initiatives will result in both a topline expansion and operational leverage, leading to a strong gross margin profile.
Operating Expense
Selling, general, and administrative expense
Selling, general, and administrative expense consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for store employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes rent expense and associated utilities for office and retail locations, depreciation and amortization expense, software costs, third-party professional fees, and costs related to other office functions. We anticipate that we will incur additional costs for personnel and related expenses and third-party professional fees operating as a public company and expect our selling, general, and administrative expense to increase in absolute dollars as we continue to expand our business.
Marketing expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to continue to increase in absolute dollars as we continue to expand our brand awareness, introduce new product innovations across multiple product categories, and implement new marketing strategies.
Interest Expense
Interest expense primarily consists of interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A., or the “Credit Agreement”.
Other Expense
Other expense consists of gains or losses on foreign currency driven by our international operations and changes in the fair value of our preferred stock warrant liability. The change in fair value related to mark to market accounting for our preferred stock warrant liability, and fluctuated as the value of the underlying preferred equity increased or decreased.
In November 2021, immediately prior to the completion of the IPO, and upon the issuance of shares of Class B common stock, pursuant to the terms of our outstanding convertible preferred stock warrants, our preferred stock warrants were automatically exchanged for Class B common stock on a one-to-one basis and the preferred stock warrant liability was reclassified to additional paid-in capital. Therefore, subsequent to November 2021, there will no longer be an impact to other expense as a result of changes in the fair value of the preferred stock warrant liability.
Income Tax (Provision) Benefit
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of December 31, 2021.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$277,472	$219,296	$193,673
Cost of revenue	130,810	106,555	94,839
Gross profit	146,662	112,741	98,834
Operating expense:
Selling, general, and administrative expense(1)(2)	122,200	86,694	63,485
Marketing expense	57,338	55,271	44,362
Total operating expense	179,538	141,965	107,847
Loss from operations	(32,876)	(29,224)	(9,013)
Interest expense	(178)	(297)	(96)
Other expense	(11,506)	(452)	(1,743)
Loss before provision for income taxes	(44,560)	(29,973)	(10,852)
Income tax (provision) benefit	(810)	4,113	(3,675)
Net loss	$(45,370)	$(25,860)	$(14,527)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,290)	2,245	(37)
Total comprehensive loss	$(46,660)	$(23,615)	$(14,564)
________________
(1)Includes stock-based compensation expense of $9.7 million, $6.6 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)Includes depreciation and amortization expense of $9.8 million, $7.1 million, and $3.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table sets forth our consolidated results of operations as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	47.1%	48.6%	49.0%
Gross profit	52.9%	51.4%	51.0%
Operating expense:
Selling, general, and administrative expense	44.0%	39.5%	32.8%
Marketing expense	20.7%	25.2%	22.9%
Total operating expense	64.7%	64.7%	55.7%
Loss from operations	(11.8)%	(13.3)%	(4.7)%
Interest expense	(0.1)%	(0.1)%	(0.0)%
Other expense	(4.1)%	(0.2)%	(0.9)%
Loss before provision for income taxes	(16.1)%	(13.7)%	(5.6)%
Income tax (provision) benefit	(0.3)%	1.9%	(1.9)%
Net loss	(16.4)%	(11.8)%	(7.5)%
Other comprehensive loss:
Foreign currency translation (loss) gain	(0.5)%	1.0%	0.0%
Total comprehensive loss	(16.8)%	(10.8)%	(7.5)%
Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Net revenue	$277,472	$219,296	26.5%
Net revenue increased $58.2 million, or 26.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our sales growth was driven by a $57.7 million increase in the volume of units sold as a result of strong consumer demand across geographies and channels and a strong response to new product launches during the year, with the remaining $0.5 million due to an increase in our average selling price per unit driven by modest price increases in certain of our products and product mix.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Cost of revenue	$130,810	$106,555	22.8%
Gross profit	146,662	112,741	30.1%
Gross margin	52.9%	51.4%	2.8%
Cost of revenue increased by $24.3 million, or 22.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in the volume of units sold. Gross profit increased by $33.9 million, or 30.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in gross profit was driven by a $29.9 million increase in the volume of units sold, with the remaining $4.0 million due to an increase in gross margin rate. Our gross margin improved from 51.4% to 52.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to favorable channel and geography mix, sales of higher gross margin products such as apparel, cost savings through achieving economies of scale with manufacturers and key service providers, and a modest price increase in certain of our products, partially offset by higher distribution center and logistics costs.
Operating Expenses

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$122,200	$86,694	41.0%
Marketing expense	57,338	55,271	3.7%
Total operating expense	$179,538	$141,965	26.5%
Selling, general, and administrative expense
Selling, general, and administrative expense increased $35.5 million, or 41.0%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $13.3 million in personnel and related expenses as a result of higher headcount, an increase of $4.7 million in stock-based compensation and common stock warrant expense, an increase of $3.7 million in rent expense as a result of an increased number of stores in operation, and an increase of $2.7 million of depreciation and amortization. The remaining $11.1 million increase was composed of other miscellaneous operating and third-party professional expenses and fees, including $4.0 million in additional expenses as a result of becoming a public company.
Marketing expense
Marketing expense increased $2.1 million, or 3.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increased digital advertising expense in 2021.
Interest Expense

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Interest expense	$(178)	$(297)	(40.1)%
Interest expense decreased $0.1 million, or (40.1)%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by less borrowing under the Credit Agreement in 2021 as compared to 2020.
Other Expense

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Other expense	$(11,506)	$(452)	2445.6%
Other expense increased $11.1 million, or 2445.6%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by a mark to market adjustment to reflect the increase in fair value of our preferred stock warrant liability as a result of the increase in the value of the underlying preferred equity. As noted above, in connection with our IPO in November 2021, the preferred stock warrant liability was reclassified to additional paid-in capital. Therefore, subsequent to November 2021, there will no longer be an impact to other expense related to the preferred stock warrant liability.

Income Tax (Provision) Benefit

	Year Ended December 31,
	2021	2020	% Change
	(dollars in thousands)
Income tax (provision) benefit	$(810)	$4,113	(119.7)%
Income tax (provision) benefit decreased by $4.9 million, or (119.7)%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting in an income tax provision, primarily due to the fact that the 2020 tax benefit reflected the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which is nonrecurring. In the prior year ended December 31, 2020, we elected to carry back 2018 and 2019 net operating losses to prior tax years.
Comparison of the Years Ended December 31, 2020 and 2019
Net Revenue

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Net revenue	$219,296	$193,673	13.2%
Net revenue increased $25.6 million, or 13.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our sales growth year-over-year was primarily driven by increases in average order value and number of orders from our digital channel. This was partially offset by a decrease in retail net revenue driven by temporary closures as a result of COVID-19, as well as reduced operating hours and restricted guest occupancy levels.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue	$106,555	$94,839	12.4%
Gross profit	112,741	98,834	14.1%
Gross margin	51.4%	51.0%	0.8%
Cost of revenue increased by $11.7 million, or 12.4%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in the total number of orders in 2020 compared to 2019. Our gross margin improved by approximately 40 basis points in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to favorable product mix and improved product margin. This was partially offset by headwinds in manufacturing, shipping, and logistics costs as a result of COVID-19.
Operating Expenses

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$86,694	$63,485	36.6%
Marketing expense	55,271	44,362	24.6%
Total operating expense	$141,965	$107,847	31.6%
Selling, general, and administrative expense
Selling, general, and administrative expense increased $23.2 million, or 36.6%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by increases in personnel and related expenses of $13.8 million, depreciation and amortization of $3.7 million, and rent expense of $2.5 million, as a result of an increased number of employees and an increased number of retail stores in operation.

Marketing expense
Marketing expense increased $10.9 million, or 24.6%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by increased digital advertising expenses as a result of the more competitive, higher-media cost environment and the consumer migration to digital due to physical retail restrictions.
Interest Expense

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$(297)	$(96)	209.4%
Interest expense increased $0.2 million, or 209.4%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by increased interest expense related to our Credit Agreement, partially offset by an increase in interest income.
Other Expense

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Other expense	$(452)	$(1,743)	(74.1)%
Other expense decreased $1.3 million, or 74.1%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by decreased warrant liability expense of $2.1 million, partially offset by increased losses on foreign currency translation of $0.8 million.
Income Tax Benefit (Provision)

	Year Ended December 31,
	2020	2019	% Change
	(dollars in thousands)
Income tax benefit (provision)	$4,113	$(3,675)	(211.9)%
Income tax benefit (provision) increased by $7.8 million, or 211.9%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, resulting in an income tax benefit, primarily due to a decrease in the current tax provision of $4.4 million and a decrease in the deferred tax provision of $3.4 million. In 2019, we established a valuation allowance in the United States and certain foreign jurisdictions. This resulted in a negative impact of 50.95% to the effective tax rate, or ETR, and an increase to tax expense of $5.5 million. In 2020, our ETR was impacted by the CARES Act. Specifically, we applied the net operating loss carryback provision, resulting in a positive impact of 6.22% to the ETR and a tax benefit of $1.8 million. The CARES Act is nonrecurring, and the valuation allowance could reverse in future periods depending on future positive earnings.
Non-GAAP Financial Measures
We include adjusted EBITDA and adjusted EBITDA margin in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance and because we believe they facilitate operating performance comparisons from period to period by excluding differences primarily caused by the impact of stock-based compensation expense, depreciation and amortization, other expense (consisting of changes in fair value of our preferred stock warrant liability, gains or losses on foreign currency, and gains or losses on sales of property, plant, and equipment), interest expense, and provision for income taxes. Because adjusted EBITDA and adjusted EBITDA margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use these measures for our business planning purposes. In addition, we believe adjusted EBITDA and adjusted EBITDA margin are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as measures of operational performance.
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
•do not reflect stock-based compensation expense, including common stock warrant expense, and therefore do not include all of our compensation costs;
•do not reflect depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•do not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
•do not reflect other expense that may decrease cash available to us; and
•do not reflect income tax expense or benefit that reduce cash available to us.
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
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Year Ended December 31,
	2021	2020	2019
	(in thousands) (unaudited)
Net loss	$(45,370)	$(25,860)	$(14,527)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	11,408	6,684	4,318
Depreciation and amortization expense	9,813	7,110	3,378
Other expense	11,506	452	1,743
Interest expense	178	297	96
Income tax provision (benefit)	810	(4,113)	3,675
Adjusted EBITDA	$(11,655)	$(15,430)	$(1,317)
Adjusted EBITDA increased by $3.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in adjusted EBITDA, despite the increase in net loss, was primarily driven by increases in stock-based compensation, depreciation and amortization, other expense, and income tax provision, partially offset by $4.0 million in additional expenses as a result of becoming a public company.
Adjusted EBITDA decreased $14.1 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by higher selling, general, and administrative expense and increased marketing expense.

We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Year Ended December 31,
	2021	2020	2019
	(in thousands) (unaudited)
Net revenue	$277,472	$219,296	$193,673
Net loss	$(45,370)	$(25,860)	$(14,527)
Net loss margin	(16.4)%	(11.8)%	(7.5)%
Adjusted EBITDA	$(11,655)	$(15,430)	$(1,317)
Adjusted EBITDA margin	(4.2)%	(7.0)%	(0.7)%
Adjusted EBITDA margin improved from (7.0)% to (4.2)% in the year ended December 31, 2021 compared to the year ended December 31, 2020 and declined from (0.7)% to (7.0)% in the year ended December 31, 2020 compared to the year ended December 31, 2019. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $288.6 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from private sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, amounts available for borrowing under our Credit Agreement and issuances of equity securities or debt offerings.
Our material cash requirements for future capital expenditures, expected to be between $25 million and $30 million in 2022, may vary materially from those currently planned and will depend on many factors, including our revenue growth rate, our ability to scale across categories and geographies and increase retail stores, our human capital costs which are not accurately estimable, our ability to execute on new marketing initiatives, the timing and extent of spending to support investments in growth and technology initiatives, the market adoption of new products, ESG initiatives to reduce and offset our carbon emissions, and overall market conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Our material cash requirements include the following contractual and other obligations:

Debt
In February 2019, we entered into the Credit Agreement. The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion of up to $35.0 million. The Credit Agreement has a maturity date of February 20, 2024. As of December 31, 2021, we had no outstanding balances under the Credit Agreement. See Note 9, Long-Term Debt, of our consolidated financial statements included in Part II, Item 8, for more information regarding the Credit Agreement.

Operating Leases
We lease various office and retail spaces for our operations with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions. As of December 31, 2021, we had operating lease commitments of $106.4 million, with

$13.6 million payable within 12 months. See Note 15, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our operating lease commitments.

Inventory Purchase Obligations
Inventory purchase obligations relate to a supplier agreement that requires us, through our manufacturers, to purchase a minimum quantity of materials in the next year. As of December 31, 2021, we had inventory purchase obligations of $4.4 million, with $4.4 million payable within 12 months. See Note 15, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our inventory purchase obligations.

Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(50,850)	$(34,578)	$42
Net cash used in investing activities	$(25,636)	$(16,281)	$(15,178)
Net cash provided by financing activities	$238,152	$102,189	$25,704
Effect of foreign exchange rate changes on cash and cash equivalents	$(341)	$909	$(37)
Net increase in cash, cash equivalents, and restricted cash	$161,325	$52,239	$10,531
Net Cash (Used In) Provided By Operating Activities
Our largest source of operating cash are cash payments received from customers for sales of our products. Our primary uses of cash from operating activities are for personnel and related expenses, selling and marketing expenses, and third-party professional fees. We have generated negative operating cash flows and have supplemented working capital through net proceeds from the sale of equity securities, including proceeds from our IPO in November.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, and changes in operating assets and liabilities during each year.
During 2021, net cash used in operating activities was $50.9 million, which consisted of a net loss of $45.4 million, partially offset by non-cash charges of $31.8 million and a net change of $37.3 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $48.5 million in inventory due to a combination of higher in-transit inventory, resulting from extended lead times and higher inbound freight costs. Additionally, the change in operating assets and liabilities was due to an increase in $11.5 million in prepaid and other current assets largely due to an increase in accounts and other receivables, offset by an increase of $25.2 million in accounts payable and accrued expenses due to timing of payments and an increase of other long-term liabilities of $5.3 million due to an increase in deferred rent liabilities.
During 2020, net cash used in operating activities was $34.6 million, which consisted of a net loss of $25.9 million, partially offset by non-cash charges of $13.1 million and a net change of $21.9 million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $13.9 million in inventory to support our growth and product expansion, an increase of $11.2 million in prepaid and other current assets largely due to an increase in taxes receivable, an increase of $1.2 million in accounts payable due to the timing of payments, and an increase of $1.9 million in other long-term liabilities primarily due to an increase in deferred rent liabilities.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant, and equipment for expansion of our business.
Net cash used in investing activities in 2021, 2020, and 2019 was $25.6 million, $16.3 million, and $15.2 million, respectively, and consisted primarily of cash outflows for the purchases of property, plant, and equipment, primarily to support the opening of retail stores across the United States and internationally.

Net Cash Provided By Financing Activities
Net cash provided by financing activities in 2021 was $238.2 million, which consisted primarily of $237.0 million of offering proceeds from our IPO in November 2021.
Net cash provided by financing activities in 2020 and 2019 was $102.2 million and $25.7 million, respectively, primarily due to the net proceeds from issuances of our convertible preferred stock.
Critical Accounting Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the following accounting estimates involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. See Note 2, Significant Accounting Policies, in the notes to our consolidated financial statements included in Part II, Item 8, for a description of our other significant accounting policies and estimates.
Revenue Recognition
Our primary source of revenue is from sales of shoes and apparel products. We determine revenue recognition in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to customers for orders placed online, and at the point of sale for retail sales in the store, which is when the performance obligation is satisfied. As customers may return products, we record a reserve for estimated product returns in each reporting period as a reduction of net revenue, which is based on historical return trends. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. We believe revenue recognition is subject to uncertainty as actual return costs can differ from previous estimates based on the amount of customer returns or exchanges, which would result in adjustments to the amount of liability and corresponding revenue in the period in which such differences occur. In making such estimates, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options and restricted stock units, or RSUs, granted to employees, directors, and non-employees, and stock purchase rights granted under the 2021 ESPP, or ESPP Rights, to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP Right granted is estimated using the Black-Scholes option-pricing model. The fair value of each RSU award is based on the estimated fair value of our common stock on the date of grant.

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment over the assumptions listed below. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
These assumptions and estimates are as follows:
Fair value of common stock—As our common stock was not publicly traded prior to November 2021, the fair value was determined by our board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. After our IPO, the fair value of our common stock is determined by the closing price, on the grant date, of our common stock, which is traded on Nasdaq.
Expected dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Expected volatility—As we did not have a trading history for our common stock prior to November 2021, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
Expected term—The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option.
Risk-free interest rate—The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
The assumptions for expected volatility and expected term are the two assumptions that most significantly affect the grant date fair value of stock options and ESPP Rights. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value and determining this input is not highly subjective.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense. Changes in these subjective assumptions can materially affect the estimate of the fair value of stock options and ESPP Rights and, consequently, the related amount of stock-based compensation expense recognized in our consolidated statements of operations and comprehensive loss.
Fair Value of Common Stock
Prior to our IPO, given the absence of a public trading market of our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including:
•independent third-party valuations of our common stock;
•the prices at which our common and convertible preferred stock were sold to outside or existing investors;
•the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•our results of operations, financial position, and capital resources;
•industry outlook;
•the lack of marketability of our common stock;
•the fact that the option grants involve illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions;
•the history and nature of our business, industry trends, and competitive environment; and

•general economic outlook including economic growth, inflation and unemployment, interest rate environment, and global economic trends.
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods including the sale of preferred stock to unrelated third parties, combinations of income, and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method, or OPM, or a hybrid method. The hybrid method is a hybrid of the probability weighted expected return method, or PWERM, and the OPM.
The OPM is based on a Black-Scholes option pricing model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as non-initial public offering market-based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. Our common stock valuations prior to March 2021 were based on the OPM. Beginning in March 2021 and prior to our IPO in November 2021, we valued our common stock based on a hybrid method of the PWERM and the OPM.
In addition, we considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For valuations after the completion of our IPO, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock on The Nasdaq Stock Market as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, Significant Accounting Policies, in the notes to our consolidated financial statements included in Part II, Item 8.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of $288.6 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consists primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2021, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, with some denominated in foreign currencies, and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Chinese yuan, Japanese yen, and euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of December 31, 2021, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we continue to monitor the impact of inflation in order to minimize its effects through price increases and cost reductions. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase in proportion with these increased costs.

Item 8. Financial Statements and Supplementary Data
ALLBIRDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Allbirds, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allbirds, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2022
We have served as the Company’s auditor since 2016.

ALLBIRDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288,576	$126,551
Accounts receivable	10,978	1,955
Inventory	106,876	59,222
Prepaid expenses and other current assets	37,938	27,112
Total current assets	444,368	214,840

PROPERTY AND EQUIPMENT—Net	37,955	23,301
OTHER ASSETS	6,106	5,902
TOTAL ASSETS	$488,429	$244,043

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$30,726	$20,236
Accrued expenses and other current liabilities	46,243	31,491
Deferred revenue	4,187	2,925
Total current liabilities	81,156	54,652

NONCURRENT LIABILITIES:
Other long-term liabilities	10,269	5,004
Preferred stock warrant liability	—	5,845
Total noncurrent liabilities	10,269	10,849
Total liabilities	91,425	65,501

COMMITMENTS AND CONTINGENCIES (Note 15)
Convertible Preferred Stock, $0.0001 par value; zero and 75,812,755 shares authorized as of December 31, 2021 and 2020, respectively; zero and 70,990,919 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	204,049

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.0001 par value; 20,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A Common stock, $0.0001 par value; 2,000,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 49,016,511 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	—
Class B Common stock, $0.0001 par value; 200,000,000 and 154,379,258 shares authorized as of December 31, 2021 and 2020, respectively; 98,036,009 and 53,683,269 shares issued and outstanding as of December 31, 2021 and 2020, respectively	10	5
Additional paid-in capital	533,709	64,548
Accumulated other comprehensive income	666	1,956
Accumulated deficit	(137,386)	(92,016)
Total stockholders’ equity (deficit)	397,004	(25,507)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$488,429	$244,043
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net Revenue	$277,472	$219,296	$193,673
Cost of Revenue	130,810	106,555	94,839
Gross Profit	146,662	112,741	98,834
OPERATING EXPENSE:
Selling, General, and Administrative Expense	122,200	86,694	63,485
Marketing Expense	57,338	55,271	44,362
TOTAL OPERATING EXPENSE	179,538	141,965	107,847
LOSS FROM OPERATIONS	(32,876)	(29,224)	(9,013)
Interest Expense	(178)	(297)	(96)
Other Expense	(11,506)	(452)	(1,743)
Loss Before Provision For Income Taxes	(44,560)	(29,973)	(10,852)
INCOME TAX (PROVISION) BENEFIT	(810)	4,113	(3,675)
NET LOSS	$(45,370)	$(25,860)	$(14,527)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation (loss) gain	(1,290)	2,245	(37)
TOTAL COMPREHENSIVE LOSS	$(46,660)	$(23,615)	$(14,564)
PER SHARE DATA
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.49)	$(0.28)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	69,308,930	53,005,424	51,469,007
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - January 1, 2019	—	$—	48,918,160	$5	$52,297	$(252)	$(52,384)	$(334)	60,239,135	$77,331
Issuance of Series D Preferred Stock (net of $129 issuance costs)	—	—	—	—	—	—	—	—	1,947,880	24,971
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	—	—	—	755	755	—	—
Exercise of stock options	—	—	1,021,985	—	588	—	—	588	—	—
Vesting of founder’s common stock	—	—	3,750,000	—	113	—	—	113	—	—
Vesting of warrants	—	—	—	—	191	—	—	191	—	—
Stock-based compensation	—	—	—	—	4,133	—	—	4,133	—	—
Comprehensive loss	—	—	—	—	—	(37)	—	(37)	—	—
Net loss	—	—	—	—	—	—	(14,527)	(14,527)	—	—
BALANCE - December 31, 2019	—	$—	53,690,145	$5	$57,322	$(289)	$(66,156)	$(9,118)	62,187,015	$102,302
Issuance of Series D Preferred Stock (net of $78 issuance costs)	—	—	—	—	—	—	—	—	155,209	1,922
Issuance of Series E Preferred Stock (net of $174 issuance costs)	—	—	—	—	—	—	—	—	8,648,695	99,825
Exercise of stock options	—	—	492,604	—	440	—	—	440	—	—
Repurchase of unvested common stock shares	—	—	(499,480)	—	—	—	—	—	—	—
Vesting of warrants	—	—	—	—	192	—	—	192	—	—
Stock-based compensation	—	—	—	—	6,594	—	—	6,594	—	—
Comprehensive income	—	—	—	—	—	2,245	—	2,245	—	—
Net loss	—	—	—	—	—	—	(25,860)	(25,860)	—	—
BALANCE - December 31, 2020	—	$—	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Conversion of convertible preferred stock to Class B common stock upon IPO	—	—	70,990,919	7	204,042	—	—	204,049	(70,990,919)	(204,049)
Reclassification of preferred stock warrant liability to additional paid-in capital due to conversion to Class B common stock upon IPO	—	—	1,104,560	—	16,469	—	—	16,469	—	—
Issuance of Class A common stock upon IPO, net of underwriting discounts, commissions, and offering costs	16,850,799	2	—	—	231,551	—	—	231,553	—	—
Exercise of stock options	—	—	3,274,745	—	5,484	—	—	5,484	—	—
Exercise of common stock warrants	—	—	1,150,956	—	395	—	—	395	—	—
Vesting of common stock warrants	—	—	—	—	1,476	—	—	1,476	—	—
Vesting of restricted stock units	204	—	—	—	—	—	—	—	—	—
Conversion of certain Class B shares into Class A common stock	32,165,508	3	(32,165,508)	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,744	—	—	9,744	—	—
Comprehensive loss	—	—	—	—	—	(1,290)	—	(1,290)	—	—
Net loss	—	—	—	—	—	—	(45,370)	(45,370)	—	—
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004	—	$—
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(45,370)	$(25,860)	$(14,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,653	7,088	3,378
Amortization of debt issuance costs	49	49	41
Stock-based compensation	11,245	6,784	4,246
Warrant expense	—	—	(202)
Deferred taxes	252	(39)	3,038
Change in fair value of preferred stock warrant liability	10,624	(749)	1,329
Changes in assets and liabilities:
Accounts receivable	(9,110)	(740)	(57)
Inventory	(48,476)	(13,867)	(10,827)
Prepaid expenses and other current assets	(11,505)	(11,249)	(4,746)
Accounts payable and accrued expenses	25,240	1,249	16,162
Other long-term liabilities	5,289	1,944	1,470
Deferred revenue	1,259	812	737
Net cash (used in) provided by operating activities	(50,850)	(34,578)	42
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,181)	(14,350)	(13,122)
Investment in equity securities	(250)	(2,000)	—
Changes in security deposits	(1,205)	69	(2,056)
Net cash used in investing activities	(25,636)	(16,281)	(15,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	236,964	—	—
Proceeds from the issuance of preferred stock, net of issuance costs	—	101,749	24,971
Payment of debt issuance costs	—	—	(248)
Proceeds from bank loans	—	18,294	—
Principal payments on bank loans	—	(18,294)	—
Payments of deferred offering costs	(4,691)	—	—
Proceeds from the exercise of common stock warrants	395	—	—
Proceeds from the exercise of stock options	5,484	440	588
Other	—	—	393
Net cash provided by financing activities	238,152	102,189	25,704
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(341)	909	(37)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	161,325	52,239	10,531
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	127,251	75,012	64,481
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$288,576	$127,251	$75,012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$118	$235	$55
Cash paid for taxes	$438	$110	$179
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accrued liabilities	$979	$138	$677
Repurchase of stock options	$—	$640	$—
Non-cash exercise of common stock warrants	$39	$—	$—
Deferred offering costs included in accrued liabilities	$744	$—	$—
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

1.    DESCRIPTION OF BUSINESS
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from sales directly to consumers via our digital and retail channels.
Amended and Restated Certificate of Incorporation
In September 2021, we filed our Eighth Amended and Restated Certificate of Incorporation, which established a dual class common stock structure and authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 75,812,755 shares of convertible preferred stock. Upon the filing of the Eighth Amended and Restated Certificate of Incorporation, 127,735,199 shares of our then-outstanding common stock were reclassified into an equivalent number of shares of Class B common stock, which includes our convertible preferred stock on an as-converted basis and warrants being exercised or exchanged in connection with our initial public offering (“IPO”), described below, on an as-exercised or as-exchanged basis, as applicable.
Initial Public Offering
On November 2, 2021, we priced our IPO and our Class A common stock began trading on The Nasdaq Global Select Market on November 3, 2021 under the symbol “BIRD.” In connection with the closing of the IPO on November 5, 2021, 23,221,152 shares of our Class A common stock were issued and sold at a public offering price of $15.00 per share, which consisted of 16,850,799 shares we offered and 6,370,353 shares offered by certain existing stockholders. We received aggregate proceeds of $237.0 million from the IPO, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders.
In November 2021, immediately prior to the closing of the IPO, all 70,990,919 shares of our convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock and we reclassified $204.0 million of convertible preferred stock to additional paid-in-capital. 1,104,560 shares of Class B common stock were automatically issued pursuant to the terms of outstanding convertible preferred stock warrants, and 714,965 shares of Class B common stock were issued upon the exercise by the holder of an outstanding Class B common stock warrant.
In connection with the closing of the IPO, we also filed our Ninth Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation—The consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”).
Principles of Consolidation—The consolidated financial statements include the accounts of Allbirds, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Impacts of the Coronavirus (“COVID-19”) Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and during 2020 and 2021 expanded into a worldwide pandemic, leading to significant business and supply chain disruptions. The outbreak was declared a global pandemic by the World Health Organization in March 2020 and has caused governments and public health officials to impose restrictions and to recommend precautions to mitigate the spread of the virus.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
In March 2020, we temporarily closed our retail stores. The stores began reopening in accordance with local government and public health authority guidelines, during the second quarter of 2020 for most locations. Most retail stores have remained open, while certain locations have temporarily closed based on government and health authority guidance in those markets. No retail stores have been permanently closed. Throughout the rest of 2020 and continuing in 2021, our distribution centers and retail stores operated with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
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
Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the future impact on our results of operations, cash flows, or financial condition. These estimates may change as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. We have been and will continue to actively monitor the impact of COVID-19 on the Company.
Cash and Cash Equivalents—We consider all highly liquid investments with an original maturity date of three months or less as cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consist of cash deposited with banks. We place our cash and cash equivalents with several high credit quality financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We have not experienced any losses in such accounts and periodically evaluate the credit worthiness of the financial institutions. Our foreign bank accounts are not subject to FDIC insurance.
Accounts Receivable—Accounts receivable results from sales to customers, including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days. Credit card receivables were $2.2 million and $2.0 million as of December 31, 2021 and 2020, respectively.
During the fourth quarter of 2021, we made an accounting policy change to present customer accounts receivable, that are not credit card receivables, within the accounts receivable line on the consolidated balance sheet to align with management’s reporting. These types of receivables were historically immaterial and are included in prepaid and other current assets within the consolidated financial statements and accompanying footnotes for periods presented prior to 2021.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the market value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. As of December 31, 2021 and 2020, we recorded an inventory provision of $1.7 million and $1.2 million, respectively.
Actual shrinkage is recorded throughout the year based on the results of physical inventory counts. We recorded write-downs of $0.4 million, $2.3 million, and $1.9 million in cost of revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020, and 2019, respectively.
Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the term of the associated property lease. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposal, the

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss as other expense.
Useful lives by major asset classes are below:

Estimate Useful Lives
Computers and equipment	3 years
Furniture and fixtures	3 years
Machinery and equipment	5 years
Internal-use software	3 years
Leasehold improvements	5 years
Capitalized Internal-Use Software—Costs of software developed for internal-use is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software. Capitalization of costs begins when the preliminary project stage is completed, management authorizes and commits to funding the computer software project, it is probable that the project will be completed, and the software will be used to perform the function intended. Such costs are capitalized in the period incurred. Capitalization ceases at the point when the project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, which is generally three years. For the years ended December 31, 2021, 2020, and 2019, we capitalized $5.4 million, $5.7 million, and $1.4 million, respectively, in internal-use software recorded in property and equipment in the consolidated balance sheets.
Long-Lived Assets—We evaluate the recoverability of property and equipment and other long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There were no impairment losses recorded for the years ended December 31, 2021, 2020, and 2019.
As a result of the COVID‐19 pandemic, temporary closures of all stores and associated reduction in operating income during fiscal 2020 was considered to be a qualitative indicator of impairment and we performed an assessment of recoverability by asset group for long-lived assets. While we periodically closed stores based on local conditions during 2021, as of December 31, 2021, all stores had reopened and no triggering events related to the pandemic were identified. No impairment charges as a result of COVID-19 were recorded in the years ended December 31, 2021 or 2020.
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, accounting and other third-party fees relating to the IPO, were capitalized until our IPO. Upon closing our IPO in November 2021, all $5.4 million of deferred offering costs were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds reducing additional paid-in capital. As of December 31, 2021 and 2020, $0.0 million of deferred offering costs were recorded in prepaid expenses and other current assets on the consolidated balance sheets.
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
Revenue Recognition—We adopted FASB ASC 606, Revenue from Contracts with Customers, effective January 1, 2019 using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. Results for the years ended December 31, 2021, 2020, and 2019 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to reduce beginning accumulated deficit by $0.8 million

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
as of January 1, 2019, due to the change in the timing of the recognition of deferred revenue. The impact of applying ASC 606 was not material to our consolidated financial statements for the year ended December 31, 2019.
We recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Revenue transactions associated with the sale of our inventory comprise a single performance obligation which consists of the sale of products to customers through our channels. Payment is due at the time of purchase, without significant financing components. The consideration received from customers is not variable. We recognize revenue when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs at the time products are shipped to customers for orders placed online, and at the point of sale for retail sales in the store. This transfer of control represents a single deliverable and revenue is recognized at a point in time. We account for shipping and handling fees charged to customers as revenue and we account for shipping and handling costs as fulfillment costs. We recognize the revenue and cost associated with shipping and handling at the time the products are shipped to the customer. Discounts provided to customers are accounted for as a reduction of revenue. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We have two types of contract liabilities: (i) cash collections of purchases via our digital channel, which are included in deferred revenue and are recognized as revenue upon shipment; and (ii) unredeemed gift cards and merchandise credits, which are included in deferred revenue and recognized as revenue upon redemption.
Gift cards sold to customers do not carry an expiration date and are recorded as deferred revenue until they are redeemed, at which point revenue is recognized. From historical experience, a majority of gift cards are redeemed within a 12-month period from the card issuance date.
For the years ended December 31, 2021, 2020, and 2019, we recognized $2.9 million, $2.1 million, and $1.4 million respectively, of revenue that was deferred as of December 31, 2020, 2019, and 2018. As of December 31, 2021 and 2020, we had $0.7 million and $0.7 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.5 million and $2.2 million, respectively, in gift card liabilities included in deferred revenue in the consolidated balance sheets. The deferred revenue balance of $4.2 million at December 31, 2021 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period against revenue, with an offsetting increase to accrued expenses. We recorded a sales refund reserve of $5.5 million and $5.2 million as of December 31, 2021 and 2020, respectively. We have also recorded a related inventory returns receivable, with an offsetting decrease to cost of revenue, for product returns of $1.4 million and $1.4 million as of December 31, 2021 and 2020, respectively. The inventory returns receivable is included in prepaid expenses and other current assets as of December 31, 2021 and 2020 in the consolidated balance sheets.
We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital channel, and based on the physical store location where the sale was at a retail store. The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net revenue by primary geographical market:
United States	$209,786	$166,960	$166,579
International	67,686	52,336	27,094
	$277,472	$219,296	$193,673
Cost of Revenue—Cost of revenue primarily consists of the cost of purchased inventory, inbound and outbound shipping costs, import duties, and distribution center and related equipment costs. Shipping costs to receive products from

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.
Selling, General, and Administrative Expense—Selling, general, and administrative expense consists of personnel and related expenses, as well as third-party consulting and contractor expenses. It also includes rent expense and associated utilities, depreciation and amortization expense, software costs, third-party professional fees, payment processing fees. and other general expenses.
Marketing Expense—Marketing expense consists of advertising costs and is expensed as incurred.
Stock-Based Compensation—Stock-based compensation expense related to stock awards, including stock options and restricted stock units (“RSUs”), and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (“ESPP Rights”), is recognized based on the estimated fair value of the awards on the date of the grant. The fair value of each stock option award and ESPP Right is valued on the grant date using the Black-Scholes option pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant. Stock-based compensation is generally recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for in the period in which they occur.
The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
We adopted FASB Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019, and the accounting for stock-based awards granted to non-employees were accounted for in accordance with FASB ASC 718, Compensation—Stock Compensation (“ASC 718”) on a prospective basis. The ASU expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. Accordingly, we have applied ASC 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).
Income Taxes—We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We determine whether a valuation allowance is necessary in accordance with the provisions of the FASB ASC 740, Income Taxes. We recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.
Our estimate of the potential outcome of any uncertain tax position is subject to our assessment of relevant risks, facts, and circumstances existing at that time. Obtaining new information, settlements with tax authorities and the expiration of statutes of limitations may cause adjustments in income tax expense in the period this occurs.
Comprehensive Loss—Comprehensive loss represents net loss for the period, plus the results of certain other changes in stockholder’s equity (deficit). For the years ended December 31, 2021, 2020, and 2019, we recorded other comprehensive loss of $1.3 million, other comprehensive income of $2.2 million, and other comprehensive loss of $0.0 million, respectively, as a result of foreign currency translation adjustments, particularly changes in the British pound, Chinese yuan, Japanese yen, and euro.
Foreign Currency Translation and Transactions—Adjustments resulting from translating foreign functional currency financial statements of our global subsidiaries into U.S. dollars are included in the foreign currency translation adjustment in accumulated other comprehensive loss. The remeasurement of our global subsidiaries’ assets and liabilities, which are denominated in a foreign currency, are recorded in other expense, within the consolidated statements of operations and comprehensive loss.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
Cash, Cash Equivalents, and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in our consolidated statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$288,576	$126,551
Restricted cash included in prepaid expenses and other current assets	—	700
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$288,576	$127,251
Restricted cash as of December 31, 2020 served as collateral for corporate card program obligations of the Company and consisted of bank deposits. As of December 31, 2021, we had no restricted cash.
Fair Value Measurements—FASB ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Observable inputs, such as quoted prices in active markets
Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3—Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Note 8, Fair Value Measurements for disclosure details.
Fair Value of Common Stock and Convertible Preferred Stock—Prior to our IPO and the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including:
•independent third-party valuations of our common stock;
•the prices at which we sold our common and convertible preferred stock to outside investors in arms-length transactions;
•the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•our results of operations, financial position, and capital resources;
•industry outlook;
•the lack of marketability of our common stock;
•the fact that the option grants involve illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions;
•the history and nature of our business, industry trends, and competitive environment; and
•general economic outlook including economic growth, inflation and unemployment, interest rate environment, and global economic trends.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods, including the sale of preferred stock to unrelated third parties and combinations of income and market approaches, with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. For each valuation, the equity value determined by the income and market approaches was allocated to the common stock using either the option pricing method, (“OPM”), or a hybrid method. The hybrid method is a hybrid of the probability weighted expected return method (“PWERM”) and the OPM.
The OPM is based on a Black-Scholes option pricing model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as other market-based outcomes. Determining the fair value of the enterprise using the PWERM required us to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the expected values those outcomes could yield. Our valuations prior to March 2021 were based on the OPM, and valuations from March 2021 through our IPO in November 2021 were based on a hybrid method of the PWERM and the OPM.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). This update removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this update as of January 1, 2020, and noted no effect on the financial statements and related disclosures.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). In discussing the topic of cloud computing accounting, ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 can be applied on a retrospective or prospective basis and is effective for financial statements issued for fiscal

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2021, we adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the consolidated balance sheet and are presented within operating cash flows. As of December 31, 2021, capitalized implementation costs for cloud computing arrangements were not material. The adoption did not have a material impact to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. ASU 2016-02 can be applied on a modified retrospective basis, in which entities can present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effect of adoption of these standards on our consolidated financial statements and related disclosures, but expect to record a material right-of-use asset and liability on the consolidated balance sheet related to our operating leases upon adoption on January 1, 2022. We do not anticipate the adoption of this guidance to have a material impact on our consolidated statements of operations and comprehensive loss. We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. We will continue to finalize the implementation of new processes and the assessment of the impact of this adoption on our consolidated financial statements.
In December 2020, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For emerging growth companies that have elected the extended transition period for adopting new or revised accounting standards, ASU 2019-12 is effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
3.    INVENTORY
Inventory consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Finished goods	$108,585	$60,447
Reserve to reduce inventories to net realizable value	(1,709)	(1,225)
	$106,876	$59,222

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
4.    PROPERTY AND EQUIPMENT - NET
Property and equipment consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$27,137	$18,568
Furniture and fixtures	15,276	6,209
Internal-use software	14,453	9,031
Machinery and equipment	780	676
Computers and equipment	1,236	618
	58,882	35,102
Less: accumulated depreciation and amortization	(20,927)	(11,801)
	$37,955	$23,301
Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $9.8 million, $6.7 million, and $3.4 million, respectively, recognized in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. There were $0.2 million, $0.0 million, and $0.0 million assets disposed of in the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, unamortized capitalized internal-use software costs were $10.6 million and $6.7 million, respectively.
Geographic Information
The following table summarizes our long-lived assets by geographic area, which consist of property and equipment, net. No individual foreign country represented in excess of 10% of total long-lived assets balance as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$33,384	$19,091
International	4,571	4,210
	$37,955	$23,301
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Prepaid expenses	$7,865	$4,118
Inventory returns receivable	1,351	1,376
Security deposits	1,106	551
Tax receivable	22,594	17,951
Other receivables	5,022	2,416
Restricted cash	—	700
	$37,938	$27,112

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
6.    OTHER ASSETS
Other assets consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Investment in equity securities	$2,250	$2,000
Security deposits	3,025	2,457
Intangible assets	622	935
Debt issuance costs	107	156
Deferred tax assets	102	354
	$6,106	$5,902
Investments in equity securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the years ended December 31, 2021 and 2020.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. via a simple agreement for future equity (“SAFE”). The SAFE provides that we will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap. If there is a liquidity event, such as a change in control or initial public offering, we will have the option of receiving a cash payment equal to the purchase amount or receiving a number of shares of common stock based on the purchase amount divided by the liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the year ended December 31, 2021.
Definite-lived intangible assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years and the depreciation and amortization charge of $0.4 million and $0.4 million was recognized in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, and 2020, respectively.
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consisted of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Sales-refund reserve	$5,452	$5,249
Taxes payable	17,930	11,998
Employee-related liabilities	5,021	3,581
Accrued expenses	17,840	10,663
	$46,243	$31,491

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
8.    FAIR VALUE MEASUREMENTS
We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. Refer to Note 2, Significant Accounting Policies, for additional detail regarding our fair value measurement methodology.
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and indicates the level in the fair value hierarchy in which we classify the fair value measurement. As of December 31, 2021, we had no financial assets and liabilities measured at fair value.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$5,845	$5,845
	$—	$—	$5,845	$5,845
Warrant Liability - the fair value of our preferred stock warrant liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the convertible preferred stock warrant liability, we used the probability weighted average values from (i) a Black-Scholes calculation and (ii) an option pricing model. We measure and report our preferred stock warrant liability at the estimated fair value on a recurring basis. As discussed further in Note 11, Warrants, the preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrants, the risk-free interest rate and volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which was weighted by management’s estimated probability of a potential initial public offering at the applicable valuation date. The value from the option pricing model reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. Generally, increases or decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
In November 2021, immediately prior to the completion of the IPO and pursuant to the terms of the convertible preferred stock warrants, there was an automatic exchange of the outstanding convertible preferred stock warrants for shares of Class B common stock on an one-to-one basis. As a result, the final remeasurement date of the preferred stock warrant liability was on November 3, 2021, and the preferred stock warrant liability was reclassified to additional paid-in capital.
The following table presents a summary of the changes in fair value of our Level 3 liabilities for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	Warrants
Balance at December 31, 2019	$6,594
Decrease in fair value included in other expense	(749)
Balance at December 31, 2020	$5,845
Increase in fair value included in other expense as of the November 3, 2021 valuation date	10,624
Settlement of liability upon IPO and reclassification to additional paid-in capital	(16,469)
Balance at December 31, 2021	$—
9.    LONG-TERM DEBT
Long-Term Debt—On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A (the “Credit Agreement”). The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion, which, if exercised, would allow the Company to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
of the revolving credit facility, we may reduce the total amount available for borrowing under such facility, subject to certain conditions. The Credit Agreement has a maturity date of February 20, 2024.
Borrowings under our revolving credit facility use the London Interbank Offered Rate (“LIBOR”), as a reference rate. Interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) the one-month LIBOR (adjusted LIBOR Rate for a one month interest period on a given day) plus 2.50%, plus (ii) a specified spread of 1.25% or 1.5% dependent on the average quarterly loan balance, calculated on the last day of each fiscal quarter being less than $32.0 million or greater than or equal to $32.0 million, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced its intention to stop compelling banks to submit LIBOR rates after 2021. In March 2021, the FCA further announced that LIBOR will cease to be provided and will no longer be representative (i) immediately after December 31, 2021 for all sterling, euro, Swiss franc and Japanese yen settings, and the one-week and two-month U.S. dollar settings and (ii) immediately after June 30, 2023 for the remaining U.S. dollar settings. This may result in alternate reference rates or new methods of calculating LIBOR to be established. If LIBOR ceases to exist, an amendment to the revolving credit facility will be required to reflect an alternative rate of interest that gives consideration to the then prevailing market convention for determining a rate of interest for similar syndicated loans in the United States. While the potential impacts of these actions cannot be fully predicted and may result in additional exposure to interest rate risk, our borrowings under the revolving credit facility use the one-month LIBOR as a reference rate, which would not be affected until after June 30, 2023.
The Credit Agreement includes customary conditions to borrowing, events of default, affirmative and negative financial covenants, reporting requirements and other non-financial covenants, including covenants that restrict our ability to pay dividends. The Credit Agreement also has certain stated events of default provisions which would permit the lenders to accelerate the repayment of debt outstanding if not cured within the applicable grace periods. The events of default generally include breaches of contract, failure to make required loan payments, insolvency, cessation of business, notice of lien or assessment, and other proceedings, whether voluntary or involuntary, that would require the repayment of amounts borrowed. We were in compliance with all covenants as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, debt issuance costs of $0.1 million and $0.2 million, respectively, are included in other assets in the consolidated balance sheets. During 2020, we drew down $14.0 million from the line of credit and fully repaid the principal and associated interest and fees during the year. As of December 31, 2021 and 2020, there were no amounts outstanding under the Credit Agreement.
10.    STOCKHOLDERS’ EQUITY (DEFICIT)
As of December 31, 2021, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. As of December 31, 2020, we were authorized to issue 230,192,013 shares of capital stock, comprised of 154,379,258 shares of common stock and 75,812,755 shares of convertible preferred stock. All classes of our stock as of December 31, 2021 and 2020 have a par value of $0.0001.
In September 2021, prior to the completion of the IPO, we filed our Eighth Amended and Restated Certificate of Incorporation and implemented a dual class common stock structure where all existing shares of common stock were reclassified into Class B common stock on a one-to-one basis. We also authorized a new class of common stock, the Class A common stock. Authorized capital stock was 2,275,812,755 shares, of which 2,000,000,000 shares was Class A common stock, 200,000,000 shares was Class B common stock, and 75,812,755 shares was preferred stock. The common stock and the preferred stock each had a par value of $0.0001 per share.
In November 2021, in connection with the completion of the IPO, we filed our Ninth Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. The common stock and the preferred stock each have a par value of $0.0001 per share.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
Preferred stock
In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock and the Company reclassified $204.0 million of convertible preferred stock to additional paid-in-capital. As of December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
At December 31, 2020, convertible preferred stock consisted of the following:

	December 31, 2020
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
The Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (together, the “Preferred Stock”) had the following rights, preferences, privileges, and restrictions prior to their conversion into Class B common stock:
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
Dividends—Dividends on shares of Preferred Stock would have been 8% per annum, when and if declared by our board of directors. The dividends were noncumulative. No distribution would have been made with respect to the common stock until all declared but unpaid dividends on the Preferred Stock have been paid or set aside for payment to the holders of the Preferred Stock. After the payment or setting aside for payment of the dividends and additional dividends (other than dividends on common stock payable solely on common stock) set aside or paid in any fiscal year would have been set aside or paid among the holders of the Preferred Stock and common stock then outstanding in proportion to the greatest whole number of shares of common stock, which would be held by each holder if all shared of Preferred Stock were converted at the then-effective conversion rate.
Liquidation—In the event of certain deemed liquidation events where dissolution of the Company did not occur, the holders of the Preferred Stock could have voluntarily required us to redeem their shares at the liquidation preference using the remaining assets after the deemed liquidation event. The liquidation preference meant $11.56 per share of Series E Preferred Stock, $12.89 per share of Series D Preferred Stock, $10.97 per share of Series C Preferred Stock, $3.00 per share of Series B Preferred Stock, $0.28 per share of Series A Preferred Stock, and $0.10 per share of Series Seed Preferred Stock, subject to adjustment as outlined below. In a liquidation event where dissolution occurred, the holders of the Preferred Stock would have been paid any amounts out of our remaining assets before holders of the common stock were paid. Any distributions that are below the liquidation preference amounts would have been paid pro rata to holders of the Preferred Stock. Each share of Preferred Stock would automatically have been converted into fully paid, nonassessable shares of common stock at the then-effective conversion rate for such share (i) upon the closing of an underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act, covering the offer and sale of our common stock, on the New York Stock Exchange or Nasdaq, resulting in at least $50.0 million of gross proceeds (a “Qualified IPO”), (ii) upon the settlement of the initial trade of shares of common stock on the New York Stock Exchange

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
or Nasdaq by means of an effective registration statement under the Securities Act that registered shares of existing Common Stock of the Corporation for resale (a “Direct Listing”), or (iii) upon our receipt of a written request for such conversion from a majority of the holders of Preferred Stock, or, if later, the effective date for conversion specified in such request.
Conversion—Each share of Preferred Stock was convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for the Preferred Stock, into that number of fully paid, nonassessable shares of common stock determined by multiplying such share by the Conversion Rate for such series. The conversion rate of a series of Preferred Stock meant a number equal to the then-applicable original issue rate for such series divided by the then-applicable conversion rate for such series. The original issue price and conversion rate at the date of the issuance meant $11.56 per share of Series E Preferred Stock $12.89 per share of Series D Preferred Stock, $10.97 per share of Series C Preferred Stock, $3.00 per share for Series B Preferred Stock, $0.28 per share for Series A Preferred Stock, and $0.10 for the Series Seed Preferred Stock. Each share of Preferred Stock would automatically have been converted into fully paid, nonassessable shares of common stock at the then-effective conversion rate for such share (i) upon the closing of a Qualified IPO, (ii) upon a Direct Listing, or (iii) upon our receipt of a written request for such conversion from a majority of the holders of Preferred Stock, or, if later, the effective date for conversion specified in such request.
Redemption—The Preferred Stock was not redeemable.
Protective Provisions—In the event we issued additional shares of common stock after the Preferred Stock original issue date without consideration or for a consideration per share less than the conversion rate in effect immediately prior to such issuance, then and in each such event the conversion rate would have been reduced to a price equal to such conversion rate multiplied by the following fraction: the numerator of which was equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of shares of common stock, which the aggregate consideration we received for the total number of additional shares of common stock so issued would have purchased at the conversion rate in effect immediately prior to such issuance; and the denominator of which was equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of additional shares of common stock actually issued.

In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock.
Common Stock
As of December 31, 2020, the Company had one class of common stock at a par value of $0.0001. The voting, dividend, and liquidation rights of the holders of common stock were subject to and qualified by the rights, powers, and preferences of the holders of the convertible Preferred Stock.
Voting—The holders of common stock were entitled to one vote for each share of common stock. There was no cumulative voting. Except as expressly provided within the certificate of incorporation, the common stock shall vote with all other classes on all matters.
As of December 31, 2021, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
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
Right to Receive Liquidation Distributions—Upon our dissolution, liquidation, or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our Class A common stock and Class B common stock, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
Conversion—Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. Each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for (i) certain permitted transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and (ii) certain other permitted transfers described in our amended and restated certificate of incorporation. In addition, if held by a natural person (including a natural person serving in a sole trustee capacity), each share of our Class B common stock will convert automatically into one share of our Class A common stock upon the death or incapacity of such natural person as described in our amended and restated certificate of incorporation. All outstanding shares of our Class B common stock will convert automatically into an equivalent number of shares of our Class A common stock upon the final conversion date, defined as the later of (a) the last trading day of the fiscal quarter immediately following the tenth anniversary of November 5, 2021 and (b) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which the outstanding shares of Class B common stock first represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock (except if the final conversion date determined according to (a) or (b) would otherwise occur on or after the record date of any meeting of stockholders and before or at the time the vote at such meeting is taken, then the final conversion date shall instead be the last trading day of the fiscal quarter during which such vote was taken).
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
Shares of common stock reserved for future issuance as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Shares reserved for convertible preferred stock outstanding	—	70,990,919
2015 Equity Incentive Plan:
Options issued and outstanding	16,181,331	15,611,571
Shares available for future option grants	—	4,455,401
2021 Equity Incentive Plan:
Options issued and outstanding	189,342	—
Shares available for future option grants	14,306,487	—
RSUs outstanding	160,227	—
2021 Employee Stock Purchase Plan:
Shares available for future grants	2,932,232	—
Total shares of common stock reserved for future issuance	33,769,619	91,057,891
Upon the completion of the IPO on November 5, 2021, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. As of December 31, 2021, there were 20,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding.
11.    WARRANTS
Preferred Stock Warrants—In connection with a 2015 agreement with Venture Lending and Leasing VII and Venture Lending and Leasing VIII (the “VLL Agreement”), we issued warrants to purchase 1,104,560 shares of our Preferred Stock at an exercise price of $0.10 that expire on September 30, 2026 with an initial fair value of $0.8 million. The preferred stock warrants contain a down round and anti-dilution adjustment provision on the exercise price. The Company will recognize on a prospective basis the value of the effect of the down round feature in the warrant when it is triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature will be reflected in the change in fair value of the warrant liability. The preferred stock warrants may be exercised in whole or in part at any time and include a cashless exercise option which allows the holder to receive fewer shares of stock in exchange for the warrants rather than paying cash to exercise. The preferred stock warrants can be exercised for either Series Seed Preferred Stock or Series A Preferred Stock. All of the preferred stock warrants were outstanding at December 31, 2020. In November 2021, immediately prior to the completion of the IPO and per the terms of the preferred stock warrant agreement, the convertible preferred stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock on a one-to-one basis and the Company reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion. As of December 31, 2021, no preferred stock warrants were outstanding.
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability are recognized in other expense in the consolidated statements of operations and comprehensive loss. As the preferred stock warrants were exchanged for Class B common stock on November 3, 2021, the final remeasurement date of the liability was on November 3, 2021.
We determined the fair value of the preferred stock warrants as of November 3, 2021 and December 31, 2020 by using the most recent valuations performed and interpolating the value on a straight-line basis through November 3, 2021 and December 31, 2020.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
The value of our Preferred Stock warrants were estimated using the probability weighted-average values from (i) a Black-Scholes calculation and (ii) an option pricing model. The following assumptions were used to estimate the fair value of the preferred stock warrants as of November 3, 2021 and December 31, 2020:

	November 3, 2021	December 31, 2020
Expected term (in years)	4.91	5.75
Fair value of underlying shares	$15.00	$5.38
Risk-free interest rate	1.17%	0.47%
Volatility	63.0%	65.1%
Expected dividend yield	—%	—%
For the years ended December 31, 2021 and 2020, 1,104,560 and zero preferred stock warrants were automatically exchanged for Class B common stock, respectively. As of December 31, 2021 and 2020, outstanding preferred stock warrants were zero and 1,104,560, respectively.
Common Stock Warrants—Through 2019, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model.
Following is a summary of the terms of the warrants and warrant activity as well as warrants outstanding at December 31, 2021:

Date of issuance	October 2015/ March 2016	October 1, 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Partially vested
Expiration	October 2024	October 2026	July 2028	July 2028

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2019	717,225	157,580	306,835
Exercised 2020	—	—	—
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised 2021	717,225	157,580	276,151
Outstanding at December 31, 2021	—	—	30,684

Fair value at December 31, 2021 (in thousands)	$—	$—	$15
2018 Common Stock Warrants—In July 2018, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28 per share. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28 per share, and vest ratably over 36 months beginning when services are first rendered, beginning in 2020. The warrants were issued as part of the West Investments V, LLC agreement in exchange for various marketing services.
For the years ended December 31, 2021, 2020, and 2019, we recorded approximately $1.5 million, $0.2 million, and $0.2 million, respectively, related to the vesting of warrants, which was recorded in prepaid expenses and other current assets and additional paid-in capital until the related services are rendered at which point it is recognized in selling, general, and administrative expense and marketing expense. Additionally, related to the West Investments V, LLC agreement, we made a $1 million cash prepayment in the years ended December 31, 2020 and 2019 that was recorded to prepaid expenses and other current assets. There was no cash prepayment made in 2021. Based on services rendered to date for the years ended December 31, 2021, 2020, and 2019, we recognized $0.5 million, $1.5 million, and $0.8 million, respectively, of

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
marketing expense. As of December 31, 2021 and 2020, we had $0.0 million and $1.4 million, respectively, remaining in prepaid expenses and other current assets. During the first six months of 2021, 245,468 warrants were exercised. The resulting common stock shares, along with 25,000 shares of preferred stock, were sold to an existing investor for $3.5 million, which settled the shortfall in accordance with the agreement, as the purchase amount was in excess of the anticipated shortfall amount of $2.0 million.
For the years ended December 31, 2021 and 2020, 1,150,956 and zero common stock warrants were exercised, respectively. As of December 31, 2021 and 2020, common stock warrants to purchase up to 30,684 and 1,181,640 shares of our capital stock were outstanding, respectively.
12.    STOCK TRANSACTIONS
On September 5, 2018, we received a promissory note from an employee in consideration for the early exercise of 825,000 shares of common stock options. In June 2020, the employee resigned from the company and the promissory note was amended and restated to reflect the loan amount related to the vested shares, and the cancellation of indebtedness and our repurchase of the employee’s unvested shares. The promissory note is secured by the underlying shares of common stock and bears interest at the lesser of 2.86% per annum or the maximum rate permissible by law (which under the laws of the State of California shall be deemed to be the laws relating to permissible rates of interest on commercial loans).
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum.
Since the notes are limited recourse notes, the note receivables are not reflected in our consolidated balance sheets as of December 31, 2021 and 2020.
13.    STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
In 2015, we adopted the 2015 Equity Incentive Plan (the “2015 Plan”) that authorized the granting of options for shares of common stock. Our 2015 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards. The 2015 Plan was terminated in connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in November 2021 in connection with the IPO, and we will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Equity Incentive Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Plan, which became effective in connection with the IPO in November 2021. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of equity compensation. Initially, the maximum number of shares of our Class A common stock that may be issued under the 2021 Plan will not exceed 32,349,192 shares. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of share of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our board of directors may determine that the increase for such year will be the lesser number of shares. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 100,000,000 shares.
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 2,932,232 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 2,850,000 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year. The initial offering period began on November 3, 2021 and will end on May 2, 2022. The second offering period will begin on May 3, 2022 and will end on November 2, 2022.
A summary of the status of the 2015 Plan and the 2021 Plan as of December 31, 2021 and 2020, and changes during the years then ended is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	15,611,571	$2.75	7.74	$26,879
Granted	5,037,018	7.18
Exercised	(3,274,745)	1.67		33,991
Forfeited	(898,899)	4.30
Cancelled	(104,272)	4.06
Outstanding at December 31, 2021	16,370,673	$4.23	7.70	$177,593
Vested and exercisable at December 31, 2021	7,607,376	2.35	6.61	97,271
Amount expected to vest at December 31, 2021	8,763,297	$5.87	8.69	$80,322
As of December 31, 2021, we had authorized the granting of equity awards underlying 14,495,829 shares of our Class A common stock under the 2021 Plan and 14,306,487 shares remained available for issuance under the 2021 Plan. As of December 31, 2020, we had authorized the granting of options for 26,918,466 shares of our common stock under the 2015 Plan and 4,455,401 shares remained available for issuance under the 2015 Plan. Options outstanding at December 31, 2020 have been adjusted from 15,612,071 shares, as previously reported, to 15,611,571 shares to correct a prior period error that was concluded to be immaterial to previously issued financial statements.
Stock-based compensation expense, included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, for the years ended December 31, 2021, 2020, and 2019, was comprised of the following:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Employee and non-employee stock options	$9,409	$6,594	$4,133
Restricted stock awards relating to founder shares	—	—	113
ESPP	128	—	—
RSUs	207	—	—
	$9,744	$6,594	$4,246
For the years ended December 31, 2021, 2020, and 2019, the aggregate intrinsic value of stock options exercised under both equity incentive plans was $34.0 million, $1.7 million, and $5.5 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of our common stock.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
As of December 31, 2021, there was approximately $26.8 million of total unrecognized compensation cost related to outstanding unvested stock options under both equity incentive plans. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.55 years.
The weighted-average fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $4.42, $4.80, and $5.64 per share, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the years ended December 31, 2021, 2020, and 2019, for employees and non-employees:
Employees and non-employees—

	December 31, 2021	December 31, 2020	December 31, 2019
Risk-free interest rate	0.98%	0.97%	1.69%
Dividend yield	—	—	—
Volatility	51.43%	49.49%	46.63%
Expected lives (years)	6.1	6.0	6.6
Fair value of common stock	$7.95	$4.98	$5.17
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the initial offering period using the Black Scholes option-pricing model:

December 31, 2021
Risk-free interest rate	1.63%
Dividend yield	—
Volatility	63.00%
Expected lives (years)	0.6
Fair value of common stock	$21.04
RSUs
After completion of the IPO in November 2021, the Company began granting RSUs to certain employees. The RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years, with a cliff vesting period of one year and continued vesting quarterly thereafter. RSUs and the related stock-based compensation are recognized on a straight-line basis over the requisite service period.
RSU activity during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2020	—	$—
Granted	165,333	22.39
Vested	(204)	24.40
Forfeited	(4,902)	24.40
Cancelled	—	—
Unvested at December 31, 2021	160,227	$22.33

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
As of December 31, 2021, there was approximately $3.4 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.68 years.
Option Repricing—On June 27, 2020, we completed a repricing transaction for certain holders of outstanding options with an exercise price per share greater than $4.12, to an exercise price per share of $4.12. The repricing was accounted for as a modification under ASC 718. The repricing did not make any other changes to the terms of the option awards. We recognized $0.1 million of incremental stock-based compensation expense at the time of the transaction, which related to the vested portion of the shares. The stock-based compensation expense associated with unvested shares is recognized over time as the shares vest. The total incremental stock-based compensation recognized relating to the repricing was $0.3 million and $0.3 million as of December 31, 2021 and 2020.
14.    INCOME TAXES
The components of loss before provision for income taxes are as follows for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Loss before provision for income taxes
United States	$(45,527)	$(29,889)	$(3,573)
Foreign	967	(84)	(7,279)
	$(44,560)	$(29,973)	$(10,852)
Our total (provision) benefit for income taxes consists of the following for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$(185)	$4,024	$(425)
State	19	(48)	(148)
Foreign	(392)	(217)	(64)
	(558)	3,759	(637)
Deferred
Federal	(75)	—	(2,686)
State	—	—	(460)
Foreign	(177)	354	108
	(252)	354	(3,038)
	$(810)	$4,113	$(3,675)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended December 31, 2021, 2020, and 2019, is as follows:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Income tax benefit at statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes-net of federal provision (benefit)	(5.84)%	(3.77)%	6.05%
Foreign rate differential	0.10%	0.22%	(2.21)%
Stock-based compensation	(1.77)%	3.83%	4.61%
Warrant fair value adjustment	5.01%	(0.52)%	2.57%
Charitable contribution	(0.06)%	(0.43)%	(2.57)%
Return to provision and other	1.67%	(0.14)%	(2.45)%
Benefits provided by the CARES Act	(0.02)%	(6.22)%	—%
Uncertain tax positions	0.66%	1.16%	1.64%
Tax credits	(2.64)%	(6.93)%	(4.76)%
Other	0.39%	—%	1.04%
Valuation allowance	25.33%	20.08%	50.95%
	1.83%	(13.72)%	33.87%
Significant components of our net deferred tax assets as of December 31, 2021 and 2020, which are included in other assets in the consolidated balance sheets, are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax asset:
Inventory	$2,792	$1,469
Deferred rent	2,339	1,568
Accruals	1,237	782
Stock-based compensation	1,032	673
Net operating loss carryforwards	9,403	3,903
R&D credits	3,246	1,700
Charitable contributions	2,492	2,269
Intangibles	1,473	—
Deferred revenue	831	406
Advertising	971	740
Intercompany payable	552	552
Other	519	308
Total gross deferred tax assets	26,887	14,370
Less: valuation allowance	(21,607)	(10,319)
Total deferred tax assets	5,280	4,051
Deferred tax liabilities:
Prepaid expenses	(88)	(205)
Depreciation	(5,089)	(3,477)
State taxes	—	(15)
Total deferred tax liabilities	(5,177)	(3,697)
Net deferred tax assets	$103	$354

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.
Because we have a recent history of pre-tax book losses and are expected to be in pre-tax book loss in the immediate future, both of which are considered significant negative evidence, the deferred tax assets in the United States and certain foreign jurisdictions have been reduced by a valuation allowance to an amount that is more likely than not to be realized.
The United States federal tax rules generally provide for a 100% deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential state income tax and foreign withholding taxes on distributions. We consider all of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, as a result, no liability for US federal and state income taxes nor foreign withholding taxes has been provided. If we were to repatriate the undistributed earnings of our foreign subsidiaries of approximately $2.2 million back to the US, the impact to the financial statements would not be material.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the year presented is as follows:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Unrecognized tax benefits - at beginning of year	$691	$417	$124
Increases in balances related to tax positions taken in prior years	23	—	80
Decreases in balances related to tax positions taken in prior years	(63)	(13)	—
Increases in balances related to tax positions taken in current year	614	287	213
Lapses in statutes of limitations	—	—	—
Unrecognized tax benefits - at end of year	$1,265	$691	$417
We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2021, 2020, and 2019, the balance of unrecognized tax benefits of $1.3 million, $0.7 million, and $0.4 million, respectively, relate to tax credits that, if recognized, would be in the form of a carryforward which is expected to require a full valuation allowance based on present circumstances. Therefore, these unrecognized tax benefits would not have an effect on the effective tax rate. The unrecognized tax benefits are not expected to materially change in the next twelve months. The total amounts of interest and penalties recognized for the years ended December 31, 2021, 2020, and 2019 were not material. Our tax years for 2016 through 2021 are still subject to examination by the tax authorities.
At December 31, 2021, we had income tax net operating loss carryforwards for our United States federal, state, and foreign operations of approximately $33.8 million, $27.9 million, and $2.8 million respectively. At December 31, 2020, we had income tax net operating loss carryforwards for our United States federal, state, and foreign operations of approximately $12.6 million, $3.3 million, and $3.4 million, respectively. The federal tax loss carryforwards do not expire. The state and foreign tax loss carryforwards will begin to expire in 2031 and 2026, respectively.
At December 31, 2021, we had federal and state research and development credit carryforwards of $2.6 million and $2.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2035. The state tax credit carryforwards do not expire.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. We do not anticipate these limitations, if any, will significantly impact our ability to utilize the NOLs and tax credit carryforwards.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
15.    COMMITMENTS AND CONTINGENCIES
Operating Leases—We lease various office and retail spaces with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions.
We recognize rent expense on a straight-line basis and have recorded the difference between the straight-line rent and the amount paid as deferred rent liability, which is reflected in the consolidated balance sheets as other long-term liabilities. Rent expense for the years ended December 31, 2021, 2020, and 2019, was approximately $12.3 million, $8.6 million, and $6.2 million, respectively.
Our commitments for minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	Operating Leases
Fiscal year ended December 31,
2022	$13,551
2023	14,027
2024	13,681
2025	13,425
2026 and after	51,713
$106,397
Purchase Commitments—On May 7, 2018, we entered into a supplier agreement with Braskem S.A. that requires us, through our manufacturers, to commit to purchase a minimum amount of material, agreed annually. For 2022, we agreed to purchase a minimum of 1,000 tons of material for approximately $4.4 million. The price per ton is determined monthly and the terms of the minimum commitment in the contract are negotiated each year. In 2021 and 2020, our manufacturers’ purchased approximately $3.4 million and $1.6 million of material from Braskem S.A., respectively.
Legal Proceedings—We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, for the years ended December 31, 2021, 2020, and 2019, the ultimate liability of the Company, if any, is not expected to have a material effect on our financial position or operations.
16.    NET LOSS PER SHARE
The Company computes earnings per share using the two-class method required for participating securities and multiple classes of common stock. The two-class method requires net income be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The rights, including the liquidation and dividend rights and sharing of losses of the Class A common stock and Class B common stock are identical, other than voting, transfer, and conversion rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)	December 31, 2021	December 31, 2020	December 31, 2019

Net loss attributable to common stockholders	$(45,370)	$(25,860)	$(14,527)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	69,308,930	53,005,424	51,469,007
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.49)	$(0.28)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	December 31, 2021	December 31, 2020	December 31, 2019

Outstanding stock options	16,370,673	15,611,571	13,844,715
Convertible preferred stock	—	70,990,919	62,187,015
Convertible preferred stock warrants	—	1,104,560	1,104,560
Common stock warrants	30,684	1,181,640	1,181,640
2021 ESPP	946	—	—
RSUs	160,227	—	—
	16,562,530	88,888,690	78,317,930
17.    BENEFIT PLAN
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the years ended December 31, 2021, 2020, and 2019. We made $1.3 million, $1.1 million, and $0.5 million in matching contributions for the years ended December 31, 2021, 2020, and 2019, respectively. We have no intention to terminate the plan.

18.    SUBSEQUENT EVENTS
We have evaluated events occurring after December 31, 2021, and through March 16, 2022, the date the consolidated financial statements were available for issuance, and have concluded that no subsequent events have occurred that require disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
We maintain a code of business conduct and ethics that incorporates our code of ethics applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Governance section of our Investor Relations website at ir.allbirds.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, under the captions “Executive Compensation” and “Non-Employee Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-259188	4.1	September 15, 2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 22, 2020.	S-1	333-259188	10.1	August 31, 2021
4.3*	Description of Securities.
10.1#	Allbirds, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-259188	10.2	August 31, 2021
10.2#	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.3#	Allbirds, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40963	10.2	December 7, 2021
10.4#	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.5#	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.6#*	Non-Employee Director Compensation Policy.
10.7#	Offer Letter by and between the Registrant and Michael Bufano.	S-1/A	333-259188	10.6	September 15, 2021
10.8#	Offer Letter by and between the Registrant and Joe Vernachio.	S-1/A	333-259188	10.7	September 15, 2021

10.9	Standard Multi-Tenant Office Lease – Gross, by and among the Registrant, International Settlement Holding Corporation, Kristina Gavello Marital Trust, Gail Gavello, James A. Maciel, Gregory A. Maciel, Barry A. Maciel by Gregory A. Maciel POA, Barry Maciel Trust, Claude D. Perasso, Clotilde Goria, Claudia Bressie, Laura Perell, Jeanne Peters and Mary Anne Scarlett, dated July 13, 2016, as amended by Lease Extension Agreement, dated August 24, 2021.	S-1/A	333-259188	10.8	September 15, 2021
10.10	Standard Lease Agreement, by and between the Registrant and Hotaling Partners, LLC, dated November 28, 2017, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.9	August 31, 2021
10.11	Standard Lease Agreement, by and between the Registrant and Eclipse Champagne Building, LLC, dated December 17, 2018, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.10	August 31, 2021
21.1	List of Subsidiaries of the Registrant.	S-1/A	333-259188	21.1	September 27, 2021
23.1*	Consent of Deloitte & Touche LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibits 101
________________
*     Filed herewith.
#     Indicates a management contract or compensatory plan or arrangement.

†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBIRDS, INC.

Date: March 16, 2022	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2022	By:	/s/ Michael Bufano
Michael Bufano
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Joseph Zwillinger, Timothy Brown, and Michael Bufano, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Zwillinger	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022
Joseph Zwillinger

/s/ Michael Bufano	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2022
Michael Bufano

/s/ Neil Blumenthal	Director	March 16, 2022
Neil Blumenthal

/s/ Dick Boyce	Director	March 16, 2022
Dick Boyce

/s/ Timothy Brown	Co-Chief Executive Officer and Director	March 16, 2022
Timothy Brown

/s/ Mandy Fields	Director	March 16, 2022
Mandy Fields

/s/ Nancy Green	Director	March 16, 2022
Nancy Green

/s/ Dan Levitan	Director	March 16, 2022
Dan Levitan

/s/ Emily Weiss	Director	March 16, 2022
Emily Weiss