Form 10-Q
period 2022-03-31
Allbirds, Inc.
filed 2022-05-11
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 93,623,841 and the number of shares of the registrant’s Class B common stock outstanding was 54,826,251.

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
•our ability to compete effectively with existing competitors and new market entrants; and
i

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
•Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.
•If we are unable to maintain and enhance the value and reputation of our brand and/or counter any negative publicity, we may be unable to sell our products, which would harm our business and could materially adversely affect our financial condition and results of operations.
•We have incurred significant net losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
•We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our net revenue and profitability.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$239,715	$288,576
Accounts receivable	4,192	10,978
Inventory	118,470	106,876
Prepaid expenses and other current assets	39,977	37,938
Total current assets	402,354	444,368

Property and equipment—net	42,936	37,955
Other assets	6,092	6,106
Total assets	$451,382	$488,429

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$17,061	$30,726
Accrued expenses and other current liabilities	37,949	46,243
Deferred revenue	3,587	4,187
Total current liabilities	58,597	81,156

Noncurrent liabilities:
Other long-term liabilities	12,465	10,269
Total noncurrent liabilities	12,465	10,269
Total liabilities	$71,062	$91,425

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 92,264,946 and 49,016,511 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	5
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 56,155,776 and 98,036,009 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	10
Additional paid-in capital	539,578	533,709
Accumulated other comprehensive (loss) income	(8)	666
Accumulated deficit	(159,265)	(137,386)
Total stockholders’ equity	380,320	397,004

Total liabilities and stockholders’ equity	$451,382	$488,429
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$62,763	$49,637
Cost of revenue	30,160	23,811
Gross profit	32,603	25,826
Operating expense:
Selling, general, and administrative expense	38,755	23,536
Marketing expense	13,827	12,718
Total operating expense	52,582	36,254
Loss from operations	(19,979)	(10,428)
Interest expense	(37)	(51)
Other expense	(100)	(2,691)
Loss before provision for income taxes	(20,116)	(13,170)
Income tax provision	(1,762)	(352)
Net loss	$(21,878)	$(13,522)
Other comprehensive loss:
Foreign currency translation loss	(674)	(1,931)
Total comprehensive loss	$(22,552)	$(15,453)

Per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,530,203	53,895,736
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2020	—	$—	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Exercise of stock options	—	—	493,752	—	587	—	—	587	—	—
Stock-based compensation	—	—	—	—	1,684	—	—	1,684	—	—
Comprehensive loss	—	—	—	—	—	(1,931)	—	(1,931)	—	—
Net loss	—	—	—	—	—	—	(13,522)	(13,522)	—	—
BALANCE - March 31, 2021	—	$—	54,177,021	$5	$66,820	$25	$(105,538)	$(38,689)	70,990,919	$204,049

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004	—	$—
Exercise of stock options	—	—	1,346,038	—	1,454	—	—	1,454	—	—
Exercise of common stock warrants, net of shares withheld for exercise	—	—	21,967	—	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	594	—	—	594	—	—
Conversion of Class B shares into Class A common stock	43,251,170	4	(43,251,170)	(4)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,821	—	—	3,821	—	—
Comprehensive loss	—	—	—	—	—	(674)	—	(674)	—	—
Net loss	—	—	—	—	—	—	(21,878)	(21,878)	—	—
BALANCE - March 31, 2022	92,267,681	$9	56,155,776	$6	$539,578	$(8)	$(159,265)	$380,320	—	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,878)	$(13,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,448	1,767
Amortization of debt issuance costs	12	12
Stock-based compensation	4,415	1,684
Change in fair value of preferred stock warrant liability	—	2,430
Changes in assets and liabilities:
Accounts receivable	6,740	(23)
Inventory	(12,138)	(9,889)
Prepaid expenses and other current assets	(1,974)	1,122
Accounts payable and accrued expenses	(20,736)	(8,045)
Other long-term liabilities	2,232	200
Deferred revenue	(592)	278
Net cash used in operating activities	(40,471)	(23,986)

Cash flows from investing activities:
Purchase of property and equipment	(8,355)	(3,727)
Changes in security deposits	5	(287)
Net cash used in investing activities	(8,350)	(4,014)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,454	587
Payments of deferred offering costs	(744)	—
Net cash provided by financing activities	710	587

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(120)	(476)
Net decrease in cash, cash equivalents, and restricted cash	(48,231)	(27,889)
Cash, cash equivalents, and restricted cash—beginning of period	288,576	127,251
Cash, cash equivalents, and restricted cash—end of period	$240,345	$99,362

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$39
Cash paid for taxes	$14	$29
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$463	$1,008
Non-cash exercise of common stock warrants	$28	$—
Stock-based compensation included in capitalized internal-use software	$261	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$239,715	$99,362
Restricted cash included in prepaid expenses and other current assets	630	—
Total cash, cash equivalents, and restricted cash	$240,345	$99,362
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Initial Public Offering
On November 2, 2021, we priced our IPO and our Class A common stock began trading on The Nasdaq Global Select Market on November 3, 2021 under the symbol “BIRD.” In connection with the closing of the IPO on November 5, 2021, 23,221,152 shares of our Class A common stock were issued and sold at a public offering price of $15.00 per share, which consisted of 16,850,799 shares we offered and 6,370,353 shares offered by certain existing stockholders. We received aggregate proceeds of $237.0 million from the IPO, net of the underwriting discounts and commissions of $15.8 million and before offering costs of approximately $5.4 million. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders.
In November 2021, immediately prior to the closing of the IPO, all 70,990,919 shares of our convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock and we reclassified $204.0 million of convertible preferred stock to additional paid-in capital. 1,104,560 shares of Class B common stock were automatically issued pursuant to the terms of outstanding convertible preferred stock warrants, and 714,965 shares of Class B common stock were issued upon the exercise by the holder of an outstanding Class B common stock warrant.
In connection with the closing of the IPO, we also filed our Ninth Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022 (the “Form 10-K”).
In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
During the three months ended March 31, 2022, aspects of our business continued to be affected by COVID-19. A majority of our retail stores around the world remained open, while certain locations in China were temporarily closed based on local government and public health authority guidance in that market. No retail stores have permanently closed to date. Our distribution centers and retail stores continue to operate with restrictive and precautionary measures in place, subject to national, state, and local rules and regulations. At times, our suppliers and logistical service providers have experienced disruptions that have affected our operations worldwide. Similar impacts or other disruptions could occur in the future.
Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the future impact on our results of operations, cash flows, or financial condition. These estimates may change as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. We have been and will continue to actively monitor the impact of COVID-19 on the Company.
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
Accounts Receivable—Accounts receivable results from sales to customers, including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days. Credit card receivables were $1.9 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively.
During the fourth quarter of 2021, we made an accounting policy change to present customer accounts receivable, that are not credit card receivables, within the accounts receivable line on the condensed consolidated balance sheet to align with management’s reporting. These types of receivables were historically immaterial and are included in prepaid and other current assets within the condensed consolidated financial statements and accompanying footnotes for periods presented prior to the fourth quarter of 2021.
Revenue Recognition—For the three months ended March 31, 2022 and 2021, we recognized $1.0 million and $0.7 million of revenue that was deferred as of December 31, 2021 and 2020, respectively. As of March 31, 2022 and December 31, 2021, we had $0.5 million and $0.7 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.1 million and $3.5 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. The deferred revenue balance of $3.6 million at March 31, 2022 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period against revenue, as a component of net revenue, with an offsetting increase to accrued expenses. We recorded a sales

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
refund reserve of $3.9 million and $5.5 million as of March 31, 2022 and December 31, 2021, respectively. We have also recorded a related inventory returns receivable, with an offsetting decrease to cost of revenue, for product returns of $1.0 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively. The inventory returns receivable is included in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 in the condensed consolidated balance sheets.
We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital channel, and based on the physical store location where the sale was at a retail store. The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net revenue by primary geographical market:
United States	$48,944	$36,258
International	13,819	13,379
	$62,763	$49,637
Comprehensive Loss—Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholder’s equity (deficit). For the three months ended March 31, 2022 and 2021, we recorded other comprehensive loss of $0.7 million and $1.9 million, respectively, as a result of foreign currency translation adjustments, particularly changes in the euro, Chinese yuan, British pound, Japanese yen, Korean won, Canadian dollar, and New Zealand dollar.
Restricted Cash—Restricted cash serves as collateral for a bond with the United States Customs and Border Protection (“CBP”), which allows us to take possession of our inventory before all formalities with the CBP are completed for imported products. As of March 31, 2022 and December 31, 2021, we had $0.6 million and $0.0 million of restricted cash, respectively.
Foreign Currency Translation and Transactions—Adjustments resulting from translating foreign functional currency financial statements of our global subsidiaries into U.S. dollars are included in the foreign currency translation adjustment in accumulated other comprehensive (loss) income. The remeasurement of our global subsidiaries’ assets and liabilities, which are denominated in a foreign currency, are recorded in other expense, within the condensed consolidated statements of operations and comprehensive loss.
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Refer to Note 8, Fair Value Measurements, for further details.
Recent Accounting Pronouncements—As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). In discussing the topic of cloud computing accounting, ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 can be applied on a retrospective or prospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2021, we adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the condensed consolidated balance sheet and are presented within operating cash flows. As of March 31, 2022, capitalized implementation costs for cloud computing arrangements were not material. The adoption did not have a material impact to the condensed consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this update as of January 1, 2022, and noted no effect on the condensed consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We adopted this update as of January 1, 2022, and noted no effect on the condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. ASU 2016-02 can be applied on a modified retrospective basis, in which entities can present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued ASU No. 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted the original ASU. Under the amended guidance, the leasing standard will be effective for our fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We intend to adopt the standards and related disclosures, effective for our fiscal year ending December 31, 2022, and interim periods within our fiscal year ending December 31, 2023. While we continue to finalize the financial impact of adoption, we expect to record a material right-of-use asset and liability on the consolidated balance sheet related to our operating leases and do not expect a material impact on our consolidated statements of operations and comprehensive loss.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.INVENTORY
Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Finished goods	$120,283	$108,585
Reserve to reduce inventories to net realizable value	(1,813)	(1,709)
	$118,470	$106,876
4.PROPERTY AND EQUIPMENT - NET
Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$30,627	$27,137
Furniture and fixtures	17,912	15,276
Internal-use software	16,403	14,453
Machinery and equipment	879	780
Computers and equipment	1,313	1,236
	67,134	58,882
Less: accumulated depreciation and amortization	(24,198)	(20,927)
	$42,936	$37,955
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $3.5 million and $1.8 million, respectively, recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no assets disposed of in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, unamortized capitalized internal-use software costs were $11.8 million and $10.6 million, respectively.
Geographic Information
The following table summarizes our long-lived assets by geographic area, which consist of property and equipment, net. No individual foreign country represented in excess of 10% of total long-lived assets balance as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$38,798	$33,384
International	4,138	4,571
	$42,936	$37,955
As of March 31, 2022, a majority of our retail stores around the world remained open, while certain locations in China were temporarily closed based on local government and public health authority guidance in that market as a result of COVID-19. No retail stores have permanently closed to date. Temporary closures of stores as a result of COVID‐19 were considered to be a qualitative indicator of impairment and we performed an assessment of recoverability by asset group for long-lived assets. As a result of the analysis, no impairment charge was considered necessary.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid expenses	$10,289	$7,865
Inventory returns receivable	965	1,351
Security deposits	929	1,106
Tax receivable	22,160	22,594
Other receivables	5,004	5,022
Restricted cash	630	—
	$39,977	$37,938
6.OTHER ASSETS
Other assets consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Investment in equity securities	$2,250	$2,250
Security deposits	3,145	3,025
Intangible assets	501	622
Debt issuance costs	94	107
Deferred tax assets	102	102
	$6,092	$6,106
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three months ended March 31, 2022.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). The SAFE provides that we will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap. If there is a liquidity event, such as a change in control or initial public offering, we will have the option of receiving a cash payment equal to the purchase amount or receiving a number of shares of common stock based on the purchase amount divided by the liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three months ended March 31, 2022.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years, and we recorded depreciation and amortization charges of $0.1 million and $0.1 million for the three months

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ended March 31, 2022 and 2021, respectively, which is recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Sales-refund reserve	$3,876	$5,452
Taxes payable	16,876	17,930
Employee-related liabilities	4,100	5,021
Accrued expenses	13,097	17,840
	$37,949	$46,243
8.FAIR VALUE MEASUREMENTS
We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. Refer to Note 2, Significant Accounting Policies, for additional detail regarding our fair value measurement methodology.
Items Measured at Fair Value on a Recurring Basis
Warrant Liability—The fair value of our preferred stock warrant liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the convertible preferred stock warrant liability, we used the probability weighted average values from (i) a Black-Scholes calculation and (ii) an option pricing model. We measure and report our preferred stock warrant liability at the estimated fair value on a recurring basis. As discussed further in Note 11, Warrants, the preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrants, the risk-free interest rate and volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which was weighted by management’s estimated probability of a potential initial public offering at the applicable valuation date. The value from the option pricing model reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. Generally, increases or decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.
In November 2021, immediately prior to the completion of the IPO and pursuant to the terms of the convertible preferred stock warrants, there was an automatic exchange of the outstanding convertible preferred stock warrants for shares of Class B common stock on a one-to-one basis. As a result, the final remeasurement date of the preferred stock warrant liability was on November 3, 2021, and the preferred stock warrant liability was reclassified to additional paid-in capital. As of March 31, 2022 and December 31, 2021, there was no preferred stock warrant liability remaining in the condensed consolidated balance sheets.
The following table presents a summary of the changes in fair value of our Level 3 liabilities for the three months ended March 31, 2022 and 2021, included within other expense in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Warrants
Balance at December 31, 2020	5,845
Increase in fair value included in other expense	2,430
Balance at March 31, 2021	$8,275

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Balance at December 31, 2021	$—
Balance at March 31, 2022	$—
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three months ended March 31, 2022 and 2021, there were no observable price changes or impairments. As of March 31, 2022, the carrying value of our investments was $2.3 million.
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
In July 2017, the United Kingdom’s Financial Conduct Authority announced its intention to stop compelling banks to submit LIBOR rates after 2021. While the potential impacts of these actions cannot be fully predicted and may result in additional exposure to interest rate risk, our borrowings under the revolving credit facility use the one-month LIBOR as a reference rate, which would not be affected until after June 30, 2023.
The Credit Agreement contains customary events of default and financial covenants. As of March 31, 2022 and December 31, 2021, we were in compliance with these covenants.
As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.
10.STOCKHOLDERS’ EQUITY
As of March 31, 2022 and December 31, 2021, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001.
Preferred Stock
In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock and the Company

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
reclassified $204.0 million of convertible preferred stock to additional paid-in capital. As of March 31, 2022 and December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
In September 2021, prior to the completion of the IPO, we filed our Eighth Amended and Restated Certificate of Incorporation and implemented a dual class common stock structure where all existing shares of common stock were reclassified into Class B common stock on a one-to-one basis and we also authorized a new class of common stock, the Class A common stock. Authorized capital stock was 2,275,812,755 shares, of which 2,000,000,000 shares was Class A common stock, 200,000,000 shares was Class B common stock, and 75,812,755 shares was preferred stock. The common stock and the preferred stock each had a par value of $0.0001 per share.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Shares of common stock reserved for future issuance as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	14,620,527	16,181,331
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	467,950	189,342
RSUs outstanding	786,133	160,227
Shares available for future grants	19,808,770	14,306,487
2021 Employee Stock Purchase Plan:
Shares available for future grants	4,402,757	2,932,232
Total shares of common stock reserved for future issuance	40,086,137	33,769,619
Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
11.WARRANTS
Preferred Stock Warrants—In connection with a 2015 agreement with Venture Lending and Leasing VII and Venture Lending and Leasing VIII (the “VLL Agreement”), we issued warrants to purchase 1,104,560 shares of our Preferred Stock at an exercise price of $0.10 that would have expired on September 30, 2026 with an initial fair value of $0.8 million. The preferred stock warrants contained a down round and anti-dilution adjustment provision on the exercise price. The Company would have recognized on a prospective basis the value of the effect of the down round feature in the warrant when it was triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature would have been reflected in the change in fair value of the warrant liability. The preferred stock warrants could have been exercised in whole or in part at any time and included a cashless exercise option which would have allowed the holder to receive fewer shares of stock in exchange for the warrants rather than paying cash to exercise. The preferred stock warrants could have been exercised for either Series Seed Preferred Stock or Series A Preferred Stock. In November 2021, immediately prior to the completion of the IPO and per the terms of the preferred stock warrant agreement, the

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
convertible preferred stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock on a one-to-one basis and we reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion. As of March 31, 2022 and December 31, 2021, no preferred stock warrants were outstanding.
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. The value of our Preferred Stock warrants were estimated using the probability weighted-average values from (i) a Black-Scholes calculation and (ii) an option pricing model. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability are recognized in other expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, we had no preferred stock warrant liability recorded on our condensed consolidated balance sheets.
Common Stock Warrants—Through 2019, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model.
The following tables are summaries of the terms of the warrants and warrant activity as well as warrants outstanding at March 31, 2022:

Date of issuance	October 2015/ March 2016	October 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Vested
Expiration	October 2024	October 2026	July 2028	July 2028

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised during the three months ended March 31, 2021	—	—	—
Outstanding at March 31, 2021	717,225	157,580	306,835
Outstanding at December 31, 2021	—	—	30,684
Exercised during the three months ended March 31, 2022	—	—	25,570
Outstanding at March 31, 2022	—	—	5,114

Fair value at March 31, 2022 (in thousands)	$—	$—	$3
2018 Common Stock Warrants—In July 2018, as part of an agreement with West Investments V, LLC for various marketing services, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28, and vested ratably over 36 months beginning when services are first rendered, beginning in 2019. In accordance with the agreement, expenses are recognized in the period services are received. We recorded $0.7 million and $0.1 million in common stock warrant expense for the three months ended March 31, 2022 and 2021, respectively.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Since the notes are limited recourse notes, the note receivables are not reflected in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
2021 Equity Incentive Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO in November 2021. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of equity compensation. A total of 21,062,853 shares of our Class A common stock have been reserved for issuance under the 2021 Plan. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of share of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our board of directors may determine that the increase for such year will be the lesser number of shares. Additionally, to the extent that any stock options outstanding under the 2015 Plan expire, terminate prior to exercise, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, the shares of Class B common stock reserved for issuance pursuant to such equity awards will become available for issuance as shares of Class A common stock under the 2021 Plan. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 100,000,000 shares.
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,402,757 shares of our Class A common stock have been reserved for issuance under the 2021 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 2,850,000 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of our Class A common stock on the first day of the offering period, or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
each year. The initial offering period began on November 3, 2021 and ended on May 2, 2022. The second offering period began on May 3, 2022 and will end on November 2, 2022.
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2021 and March 31, 2022, and changes during the three month period ended March 31, 2022, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,370,673	$4.23	7.70	$177,593
Granted	283,608	10.92
Exercised	(1,346,038)	1.09		8,629
Forfeited	(208,288)	4.69
Cancelled	(11,478)	3.37
Outstanding at March 31, 2022	15,088,477	4.63	7.11	31,231
Vested and exercisable at March 31, 2022	7,407,011	2.92	5.67	23,316
Unvested at March 31, 2022	7,681,466	$6.28	7.91	$31,231
Stock-based compensation expense, included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock-based compensation expense, net of amounts capitalized	$3,560	$1,684
Capitalized stock-based compensation expense	261	—
Total stock-based compensation expense	$3,821	$1,684
As of March 31, 2022, there was approximately $24.3 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.25 years.
The weighted-average fair value of options granted during the three months ended March 31, 2022 and 2021 was $0.46 and $2.23 per share, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the three months ended March 31, 2022 and 2021, for employees and non-employees:
Employees and Non-employees—

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.98%	0.89%
Dividend yield	—	—
Volatility	47.14%	52.04%
Expected lives (years)	6.1	5.9
Fair value of common stock	$10.92	$4.58

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the offering period beginning on November 3, 2021, using the Black Scholes option-pricing model:

March 31, 2022
Risk-free interest rate	1.63%
Dividend yield	—
Volatility	63.00%
Expected lives (years)	0.6
Fair value of common stock	$21.04
RSUs
After completion of the IPO in November 2021, we began granting RSUs to certain employees. The RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied over four years, with a cliff vesting period of one year and continued vesting quarterly thereafter. RSUs and the related stock-based compensation are recognized on a straight-line basis over the requisite service period.
RSU activity during the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	160,227	$22.33
Granted	628,991	7.70
Vested	—	—
Forfeited	(3,085)	19.64
Cancelled	—	—
Unvested at March 31, 2022	786,133	$10.63
As of March 31, 2022, there was approximately $7.7 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 3.30 years.
14.INCOME TAXES
Income tax provision was $1.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was 8.8%, compared to 2.7% for the three months ended March 31, 2021. The increase in provision for income taxes and effective tax rate is primarily due to withholding tax obligations in the United States on royalties from foreign jurisdictions.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of March 31, 2022, we are subject to examination by various tax authorities for 2016 through 2021. During the three months ended March 31, 2022, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
15.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022, the ultimate liability of the Company, if any, is not expected to have a material effect on our financial position or operations.
16.NET LOSS PER SHARE
We compute net loss per share using the two-class method required for participating securities and multiple classes of common stock. The two-class method requires net income or loss be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income or loss for the period had been distributed. The rights, including the liquidation and dividend rights and sharing of losses of the Class A common stock and Class B common stock are identical, other than voting, transfer, and conversion rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(21,878)	$(13,522)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,530,203	53,895,736
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.25)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	March 31, 2022	March 31, 2021
Outstanding stock options	15,088,477	17,323,072
Convertible preferred stock	—	70,990,919
Convertible preferred stock warrants	—	1,104,560
Common stock warrants	5,114	1,181,640
2021 ESPP	63,371	—
RSUs	786,133	—
	15,943,095	90,600,191
17.BENEFIT PLAN
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three months ended March 31, 2022 and 2021. We made $0.4 million and $0.3 million in matching contributions for the three months ended March 31, 2022 and 2021, respectively. We have no intention to terminate the plan.
18.SUBSEQUENT EVENTS
We have evaluated events occurring after December 31, 2021 and through May 11, 2022, the date the condensed consolidated financial statements were available for issuance, and have concluded that no subsequent events have occurred that require disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 39 stores as of March 31, 2022. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
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
Recent Financial Performance
•We grew net revenue approximately 26% for the three months ended March 31, 2022 as compared to the same period in 2021, and 49% as compared to the same period in 2020.
•Gross margin decreased by 10 basis points for the three months ended March 31, 2022 as compared to the same period in 2021, due to higher distribution center and logistics costs, a lower mix of international sales, and unfavorable foreign exchange rates, partially offset by mix shift to physical retail and higher margin products, as well as pricing.

•We reported a net loss of $21.9 million for the three months ended March 31, 2022 as compared to $13.5 million for the same period in 2021. The increase in net loss was primarily due to higher selling, general, and administrative expense, higher income tax provision, and higher marketing expense.
•We reported adjusted EBITDA of $(12.2) million for the three months ended March 31, 2022, as compared to $(6.9) million for the same period in 2021. The decrease in adjusted EBITDA was primarily due to higher selling, general, and administrative expense and higher marketing expense.
Adjusted EBITDA is a measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “—Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. Starting in 2022, we began to selectively enter into retail partnerships with third parties to distribute our products on a limited basis, in an effort to build brand awareness and establish greater customer credibility in the market for our performance products.
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
We believe that growing our store footprint in the United States and internationally will help grow brand awareness, allow us to be in closer proximity to new customers, and drive profitable growth. With strong pre-COVID-19 store unit economics, our store operations have historically been capital-efficient and provided strong investment returns. Beginning in 2020, our retail operations were disrupted by the impact of the COVID-19 pandemic. We expect our stores to rebound to pre-COVID levels over time following the broader reopening of the economy. Based on this pre-COVID performance, we believe our new stores will be highly profitable, have attractive payback periods, serve as good capital investments, and be positioned well to take advantage of physical retail’s recovery from the pandemic. We also expect net revenue and gross margin to benefit from increased sales through our physical retail channel, which benefits from a lower return rate and decreased shipping costs. We have also seen a corresponding increase in digital traffic and digital sales as a result of store builds in new markets. Furthermore, as we grow our store footprint, we believe we will be able to expand our valuable multi-channel customer base.
We believe our omni-channel growth strategy will continue to require investment in store build outs, field infrastructure and technology to ensure that our model reaches new customers, runs in a cost-efficient manner, and provides continued innovation in the customer buying experience. Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
United States	9	10	11	12	12	15	19	23	27
International	9	10	10	10	10	12	12	12	12
Total	18	20	21	22	22	27	31	35	39
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
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, Russia’s invasion of Ukraine, and increase in inflation, could result in fluctuations in our results of operations. For example, in August 2021, we implemented a slight price increase in certain of our products, and we had further price increases in March 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter.
Impact of COVID-19
Beginning in January 2020, the COVID-19 pandemic has caused general business disruption worldwide. Nevertheless, we have remained agile in both strategy and execution throughout the pandemic and our results to date have reflected these efforts, as evidenced below. The possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that will impact our business in the future. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business” in Part II, Item 1A. Risk Factors, for further details.
Topline Growth
Despite the challenging backdrop for the footwear category, our sales for the three months ended March 31, 2022 increased by 26.4% as compared to the three months ended March 31, 2021, which is more than our sales growth of 17.7% for the three months ended March 31, 2021 as compared to the same period in 2020.
Store Closures and Limited Operating Hours
During the three months ended March 31, 2022, aspects of our business continued to be affected by COVID-19. A majority of our retail stores around the world remained open, while certain locations in China were temporarily closed based on local government and public health authority guidance in that market. No retail stores have permanently closed to date. Our retail stores continue to operate with restrictive and precautionary measures in place, subject to national, state, and local rules and regulations.
As a digitally-native brand, we were able to avoid massive disruptions to our business performance through the pandemic due to the strength of our digitally-led vertical retail strategy and are beginning to see recovery in our retail locations in the United States. We resumed our store rollout strategy in 2021 and 2022, opening 17 new stores in both U.S. and international locations between March 31, 2021 and March 31, 2022. During the three months ended March 31, 2022, we opened four new stores in the United States.
Gross Margin
As a result of global headwinds in manufacturing, shipping, and logistics, our gross margin decreased by approximately 10 basis points for the three months ended March 31, 2022, as compared to the same period in 2021, driven by higher distribution center and logistics costs, a lower mix of international sales, and unfavorable foreign exchange rates, partially offset by mix shift to physical retail and higher margin products, as well as pricing.
While our gross margin declined for the period, we believe that as we continue to scale, our upfront investments in materials science and sustainable manufacturing processes will result in greater economies of scale, which will ultimately improve our gross profitability.
Product Development
Despite volatile sourcing and logistics headwinds as a result of the COVID-19 pandemic and global supply chain shortages and delays, we were able to continue our innovation cycle without material delays by launching several new product styles during the three months ended March 31, 2022, including the Tree Dasher 2 and the women’s natural legging capri. Our expanded performance and lifestyle lines also fit with growing consumer trends towards more comfortable, versatile products.

Components of Results of Operations
Net Revenue
We generate net revenue primarily through sales of our products in our directly owned digital and physical retail channels. The digital channel includes direct sales to consumers through our websites and mobile app, and the physical retail channel includes sales through our leased stores. As of March 31, 2022, a majority of our sales are through directly owned channels. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers.
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
Other Expense
Other expense consists of changes in the fair value of our equity investments, gains or losses on foreign currency, gains or losses on sales of property, plant, and equipment, and changes in fair value of our preferred stock warrant liability.

The change in fair value for our preferred stock warrant liability related to mark to market accounting and fluctuated as the value of the underlying preferred equity increased or decreased. In November 2021, immediately prior to the completion of the IPO, and upon the issuance of shares of Class B common stock, pursuant to the terms of our outstanding convertible preferred stock warrants, our preferred stock warrants were automatically exchanged for Class B common stock on a one-to-one basis and the preferred stock warrant liability was reclassified to additional paid-in capital. Therefore, subsequent to November 2021, there will no longer be an impact to other expense as a result of changes in the fair value of the preferred stock warrant liability.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of March 31, 2022.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Statements of Operations Data:
Net revenue	$62,763	$49,637
Cost of revenue	30,160	23,811
Gross profit	32,603	25,826
Operating expense:
Selling, general, and administrative expense(1)(2)	38,755	23,536
Marketing expense	13,827	12,718
Total operating expense	52,582	36,254
Loss from operations	(19,979)	(10,428)
Interest expense	(37)	(51)
Other expense	(100)	(2,691)
Loss before provision for income taxes	(20,116)	(13,170)
Income tax provision	(1,762)	(352)
Net loss	$(21,878)	$(13,522)
Other comprehensive loss:
Foreign currency translation loss	(674)	(1,931)
Total comprehensive loss	$(22,552)	$(15,453)
________________
(1)Includes stock-based compensation expense of $3.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes depreciation and amortization expense of $3.5 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth our condensed consolidated results of operations as a percentage of net revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	48.1%	48.0%
Gross profit	51.9%	52.0%
Operating expense:
Selling, general, and administrative expense	61.7%	47.4%
Marketing expense	22.0%	25.6%
Total operating expense	83.8%	73.0%
Loss from operations	(31.8)%	(21.0)%
Interest expense	(0.1)%	(0.1)%
Other expense	(0.2)%	(5.4)%
Loss before provision for income taxes	(32.1)%	(26.5)%
Income tax provision	(2.8)%	(0.7)%
Net loss	(34.9)%	(27.2)%
Other comprehensive loss:
Foreign currency translation loss	(1.1)%	(3.9)%
Total comprehensive loss	(35.9)%	(31.1)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Net Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Net revenue	$62,763	$49,637	26.4%
Net revenue increased by $13.1 million, or 26.4%, for the three months ended March 31, 2022 as compared to the same period in 2021. Our sales growth was primarily driven by an increase of $12.7 million in the United States, driven by a higher volume of units sold in our digital and physical retail channels, new product launches, refreshes, and pricing. The remaining increase of $0.4 million was driven by a higher volume of units sold internationally as compared to the same period in 2021. The growth of our international net sales was impacted by external headwinds, including COVID-19 restrictions in China, the impact of Russia’s invasion of Ukraine on inflation and European consumer spending, and unfavorable foreign exchange rates. We expect the impact of these external headwinds to continue throughout 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Cost of revenue	$30,160	$23,811	26.7%
Gross profit	32,603	25,826	26.2%
Gross margin	51.9%	52.0%	(0.2)%
Cost of revenue increased by $6.3 million, or 26.7%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase in the volume of units sold. Gross profit increased by $6.8 million, or 26.2%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in gross profit was driven by a $8.2 million increase in the volume of units sold, offset by $1.4 million due to a decrease in gross margin rate. Our gross margin decreased from 52.0% to 51.9% for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to higher distribution center and logistics costs, a lower mix of margin accretive international sales, and unfavorable foreign exchange rates, partially offset by mix shift to physical retail and higher margin products, as well as pricing. We expect these factors to continue to impact gross margin for the remainder of 2022.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$38,755	$23,536	64.7%
Marketing expense	13,827	12,718	8.7%
Total operating expense	$52,582	$36,254	45.0%
Selling, general, and administrative expense
Selling, general, and administrative expense increased by $15.2 million, or 64.7%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase of $4.2 million in personnel and related expenses as a result of higher headcount, an increase of $2.0 million in rent expense as a result of an increased number of stores in operation, an increase of $1.9 million in stock-based compensation as a result of additional stock grants for new and existing employees, and an increase of $1.7 million of depreciation and amortization expense. The remaining $5.4 million increase was composed of other miscellaneous operating and third-party professional expenses and fees, including additional expenses as a result of becoming a public company.
Marketing expense
Marketing expense increased by $1.1 million, or 8.7%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily driven by increased digital advertising expense.
Interest Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Interest expense	$(37)	$(51)	(27.5)%
Interest expense decreased by $14 thousand, or 27.5%, for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was primarily driven by an increase in interest income, offset by increased interest expense related to our Credit Agreement.
Other Expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Other expense	$(100)	$(2,691)	(96.3)%
Other expense decreased by $2.6 million, or 96.3%, for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in other expense was primarily due to a decrease of $2.4 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in the first quarter of 2021.
Income Tax Provision

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in thousands)
Income tax provision	$(1,762)	$(352)	400.6%
Income tax provision increased by $1.4 million, or 400.6%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to withholding tax obligations accrued from 2018 onwards in the United States on royalties from foreign jurisdictions, along with increased state income tax liability.

Non-GAAP Financial Measures
We include adjusted EBITDA and adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance and because we believe they facilitate operating performance comparisons from period to period by excluding differences primarily caused by the impact of stock-based compensation expense, depreciation and amortization, other expense (consisting of changes in the fair value of our equity investments, gains or losses on foreign currency, gains or losses on sales of property, plant, and equipment, and changes in fair value of our preferred stock warrant liability), interest expense, and provision for income taxes. Because adjusted EBITDA and adjusted EBITDA margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use these measures for our business planning purposes. In addition, we believe adjusted EBITDA and adjusted EBITDA margin are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as measures of operational performance.
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
•do not reflect depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•do not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
•do not reflect other expense that may reduce cash available to us; and
•do not reflect income tax expense that may reduce cash available to us.
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
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(21,878)	$(13,522)
Add:
Stock-based compensation expense, including common stock warrant expense	4,307	1,757
Depreciation and amortization expense	3,459	1,806
Other expense	100	2,691
Interest expense	37	51
Income tax provision	1,762	352
Adjusted EBITDA	$(12,213)	$(6,865)

Adjusted EBITDA decreased by $5.3 million, or 77.9%, for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was primarily driven by higher selling, general, and administrative expense and higher marketing expense.
We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenue	$62,763	$49,637
Net loss	$(21,878)	$(13,522)
Net loss margin	(34.9)%	(27.2)%
Adjusted EBITDA	$(12,213)	$(6,865)
Adjusted EBITDA margin	(19.5)%	(13.8)%
Adjusted EBITDA margin declined from (13.8)% to (19.5)% for the three months ended March 31, 2022 as compared to the same period in 2021. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $239.7 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from private sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million.
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
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(40,471)	$(23,986)
Net cash used in investing activities	(8,350)	(4,014)
Net cash provided by financing activities	710	587
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(120)	(476)
Net decrease in cash, cash equivalents, and restricted cash	$(48,231)	$(27,889)
Net Cash Used In Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $40.5 million, which consisted of a net loss of $21.9 million and a net change of $(26.5) million in our operating assets and liabilities, partially offset by non-cash charges of $7.9 million. The change in operating assets and liabilities was primarily due to a decrease of $20.7 million in accounts payable due to the timing of payments made, an increase of $12.1 million in inventory to support our growth and product expansion, an increase of $2.0 million in prepaid and other current assets largely due to an increase in prepaid taxes and receivables, and a decrease in deferred revenue of $0.6 million due to timing of shipments, which was partially offset by a decrease of $6.7 million in accounts receivable due to timing of cash received and an increase of $2.2 million in other long-term liabilities primarily due to an increase in deferred rent liabilities.
During the three months ended March 31, 2021, net cash used in operating activities was $24.0 million, which consisted of a net loss of $13.5 million, partially offset by non-cash charges of $5.9 million and a net change of $(16.4) million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $9.9 million in inventory to support our growth and product expansion, a decrease of $8.0 million in accounts payable due to the timing of payments made, and a decrease of $1.1 million in prepaid and other current assets largely due to an increase in prepaid taxes and receivables. The remaining $0.5 million was due to minor changes in accounts receivable, other long-term liabilities, and deferred revenue.
Net Cash Used In Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property, plant, and equipment.
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $8.4 million and $4.0 million, respectively, and consisted primarily of cash outflows for the purchases of property, plant, and equipment, largely to support the opening of retail stores.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.7 million, primarily due to $1.5 million in net proceeds from exercises of stock options, offset by $0.7 million of payments of deferred offering costs. Net cash provided by financing activities for the three months ended March 31, 2021 was $0.6 million, primarily due to the net proceeds from exercises of stock options.
Critical Accounting Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $239.7 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consists primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
Our net revenue is primarily denominated in U.S. dollars, with some denominated in foreign currencies, and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese yen, Chinese yuan, British pound, euro, and Korean won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of March 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The pandemic created significant disruptions for our physical stores, with the majority of our stores closed between late March 2020 through July 2020 (with the exception of a limited number of locations in the Asia Pacific region), as well as reduced operating hours and restricted guest occupancy levels. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. In 2021, a majority of our stores were open throughout the year, with certain regions experiencing closures on a periodic basis, such as Europe, where some of our stores were closed for a portion of the quarter ended March 31, 2021, and New Zealand, where our store was closed for a portion of the quarter ended December 31, 2021. As of March 31, 2022, a majority of our retail stores around the world remained open, while certain locations in China were temporarily closed based on local government and public health authority guidance in that market. In locations where there are local restrictions, our stores have continued to operate where possible, subject to staffing considerations, guest occupancy levels, and government orders related to operating hours. We have also occasionally closed stores for a few days at a time when an employee has tested positive for COVID-19.
In March 2020, we also closed the majority of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. We gradually reopened our closed corporate offices in a phased approach over the course of 2020 and into 2021, and are continuing to evaluate and update our “return to office” policies in light of our concern for the health and safety of our team members and the recommendations of government and health authorities. As of April 2022, however, our U.S. corporate employees have returned to the office on a hybrid schedule.

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
Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions has led and in the future may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. For example, Russia’s invasion of Ukraine and the resulting humanitarian crisis has had an indirect impact on our business via the impact of inflation on European consumer spending. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
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
We incurred net losses of $45.4 million and $25.9 million in 2021 and 2020, respectively, and had an accumulated deficit of $159.3 million as of March 31, 2022. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
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
Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through our own channels and certain third-party retailers.
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
As of March 31, 2022, we operated approximately 39 retail store locations across eight countries. We lease our stores under operating leases. We expect to significantly increase the total number of stores we operate over the next few years, domestically and internationally.
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
As of March 31, 2022, we had approximately 471 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer.
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
As of March 31, 2022, we partnered with over 189 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.

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
We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $42.2 million in the three months ended March 31, 2020 to $62.8 million in the three months ended March 31, 2022. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials could have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. For example, in August 2021, we implemented a slight price increase in certain of our products, and we had further price increases in March 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
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
We rely on several ocean, air parcel, and “less than truckload” carriers to deliver the products we sell. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations, financial condition, and our customers’ experience. For example, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism, geopolitical instability, or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures, and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion, including to international customers, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would adversely affect our business, financial condition, and results of operations.
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
Outside of the United States, certain foreign jurisdictions, including the European Economic Area, or EEA, and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the

United States. For example, the EEA and the United Kingdom have adopted the General Data Protection Regulation, or GDPR, which may apply to our collection, control, use, sharing, disclosure, and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states and the United Kingdom, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings, and audits.
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
Certain of our foreign revenue is denominated in currencies of the countries and territories where we sell our products outside of the United States. Similarly, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into long-term contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect and have affected our net revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be and has been more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
In addition, as of March 31, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 14,620,527 shares of Class B common stock and 467,950 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 24,211,527 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of March 31, 2022, holders of up to 44,441,689 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Allbirds to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and thus both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation includes the provision outlined in (B) to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934, or Exchange Act.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, retail stores, suppliers, customers, distribution centers, and vendors are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war, and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Northern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of vendors to provide raw materials where and when needed, the ability of third parties to manufacture and ship merchandise, and our ability to ship products to customers from or to the impacted region(s).
In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Although we do not currently do business in either Russia or Ukraine, it is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty this conflict’s additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which have impacted and could further impact our business, financial condition, and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
On February 19, 2022, we issued 21,967 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 25,570 warrants, each with an exercise price of $1.282.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), because the issuance of securities to the recipient did not involve a public offering. The recipient of the securities in this transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The recipient had adequate access, through its relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.
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
The underwriters of our IPO were Morgan Stanley & Co. LLC; J.P. Morgan Securities LLC; BofA Securities, Inc.; Robert W. Baird & Co. Incorporated; William Blair & Company, L.L.C.; Piper Sandler & Co.; Cowen and Company, LLC; Guggenheim Securities, LLC; KeyBanc Capital Markets Inc.; Stifel, Nicolaus & Company, Incorporated; Telsey Advisory Group LLC; C.L. King & Associates, Inc.; Drexel Hamilton, LLC; Loop Capital Markets LLC; Penserra Securities LLC; Samuel A. Ramirez & Company, Inc.; and Siebert Williams Shank & Co.,

LLC. We paid the underwriters of our IPO underwriting discounts and commissions totaling $15.8 million and incurred $5.4 million in offering costs. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $232 million. Other than the proceeds payable directly to the selling stockholders, no payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL and contained in Exhibits 101
________________
*       Filed herewith.
†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBIRDS, INC.

Date: May 11, 2022	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Michael Bufano
Michael Bufano
Chief Financial Officer
(Principal Financial Officer)