Form 10-Q
period 2022-06-30
Allbirds, Inc.
filed 2022-08-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 95,772,360 and the number of shares of the registrant’s Class B common stock outstanding was 53,137,729.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations, financial condition, business strategy and plans, and objectives of management for future operations, such as statements regarding the benefits and timing of the roll-out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our net revenue, expenses, gross profit, gross margin, adjusted EBITDA and other non-GAAP financial measures, payback period, and other results of operations;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to gauge and adapt to fashion trends and changing consumer preferences in products, sustainability, price-points, and in-store and digital shopping experiences;
•our ability to achieve the intended benefits of our simplification initiatives announced in August 2022;
•our ability to achieve or sustain profitability;
•the impact of economic and market conditions in the United States and in other countries where we do business, including inflation and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus, or the cessation of any fiscal stimulus and the resulting impact on consumer spending;
•the impact of political conditions, such as Russia’s invasion of Ukraine;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to effectively develop and launch new, innovative, and updated products;
•our ability to effectively manage our inventory and supply chain, including with respect to environmental, social, and governance, or ESG, matters;
•our ability to effectively increase the number of and management of our physical retail locations;
•our ability to successfully implement and expand our retail partnerships;
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
•our expectations regarding our ESG initiatives;
i

•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•our dependence on key suppliers and manufacturers;
•the effects of the COVID-19 pandemic or other public health crises, as well as governmental authorities’ responses to such pandemics or crises;
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
•As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks; additionally, we may be unable to successfully open new store locations in existing or new geographies in a timely manner, if at all, or successfully implement and expand our retail partnerships, which could harm our results of operations.
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
v

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$207,294	$288,576
Accounts receivable	5,100	10,978
Inventory	122,297	106,876
Prepaid expenses and other current assets	35,923	37,938
Total current assets	370,614	444,368

Property and equipment—net	47,860	37,955
Other assets	10,059	6,106
Total assets	$428,533	$488,429

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$15,096	$30,726
Accrued expenses and other current liabilities	40,162	46,243
Deferred revenue	3,212	4,187
Total current liabilities	58,470	81,156

Noncurrent liabilities:
Other long-term liabilities	15,743	10,269
Total noncurrent liabilities	15,743	10,269
Total liabilities	$74,213	$91,425

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 94,389,961 and 49,016,511 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	5
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 54,467,089 and 98,036,009 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	10
Additional paid-in capital	546,346	533,709
Accumulated other comprehensive (loss) income	(3,407)	666
Accumulated deficit	(188,634)	(137,386)
Total stockholders’ equity	354,320	397,004

Total liabilities and stockholders’ equity	$428,533	$488,429
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$78,174	$67,905	$140,937	$117,542
Cost of revenue	49,983	29,783	80,143	53,594
Gross profit	28,191	38,122	60,794	63,948
Operating expense:
Selling, general, and administrative expense	41,707	28,996	80,462	52,532
Marketing expense	15,813	13,295	29,640	26,013
Total operating expense	57,520	42,291	110,102	78,545
Loss from operations	(29,329)	(4,169)	(49,308)	(14,597)
Interest expense	(35)	(36)	(72)	(87)
Other income (expense)	338	(3,289)	238	(5,980)
Loss before provision for income taxes	(29,026)	(7,494)	(49,142)	(20,664)
Income tax provision	(342)	(112)	(2,105)	(464)
Net loss	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,398)	1,601	(4,072)	(330)
Total comprehensive loss	$(32,766)	$(6,005)	$(55,319)	$(21,458)

Per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.14)	$(0.35)	$(0.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,646,906	54,408,308	148,088,555	54,152,022
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - March 31, 2021	—	$—	54,177,021	$5	$66,820	$25	$(105,538)	$(38,688)	70,990,919	$204,049
Exercise of stock options	—	—	471,583	—	1,212	—	—	1,212	—	—
Exercise of common stock warrants	—	—	245,468	—	315	—	—	315
Stock-based compensation	—	—	—	—	2,241	—	—	2,241	—	—
Comprehensive loss	—	—	—	—	—	1,601	—	1,601	—	—
Net loss	—	—	—	—	—	—	(7,606)	(7,606)	—	—
BALANCE - June 30, 2021	—	$—	54,894,072	$5	$70,588	$1,626	$(113,144)	$(40,925)	70,990,919	$204,049

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - March 31, 2022	92,267,681	$9	56,155,776	$6	$539,578	$(8)	$(159,265)	$380,320	—	$—
Exercise of stock options	—	—	266,902	—	809	—	—	809	—	—
Vesting of common stock warrants	—	—	—	—	249	—	—	249	—	—
Vesting of restricted stock units	2,500	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823	—	—
Conversion of Class B shares into Class A common stock	1,955,589	—	(1,955,589)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,887	—	—	4,887	—	—
Comprehensive loss	—	—	—	—	—	(3,398)	—	(3,398)	—	—
Net loss	—	—	—	—	—	—	(29,368)	(29,368)	—	—
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320	—	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2020	—	$—	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Exercise of stock options	—	—	965,335	—	1,799	—	—	1,799	—	—
Exercise of common stock warrants	—	—	245,468	—	315	—	—	315	—	—
Stock-based compensation	—	—	—	—	3,926	—	—	3,926	—	—
Comprehensive loss	—	—	—	—	—	(330)	—	(330)	—	—
Net loss	—	—	—	—	—	—	(21,128)	(21,128)	—	—
BALANCE - June 30, 2021	—	$—	54,894,072	$5	$70,588	$1,626	$(113,144)	$(40,925)	70,990,919	$204,049

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004	—	$—
Exercise of stock options	—	—	1,612,240	—	2,263	—	—	2,263	—	—
Exercise of common stock warrants, net of shares withheld for exercise	—	—	21,967	—	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843			843	—	—
Vesting of restricted stock units	2,500	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823	—	—
Conversion of Class B shares into Class A common stock	45,206,759	4	(45,206,059)	(4)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,708	—	—	8,708	—	—
Comprehensive loss	—	—	—	—	—	(4,072)	—	(4,072)	—	—
Net loss	—	—	—	—	—	—	(51,247)	(51,247)	—	—
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320	—	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,247)	$(21,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,069	4,120
Amortization of debt issuance costs	25	25
Stock-based compensation	8,993	3,926
Inventory write-down	11,641	—
Change in fair value of preferred stock warrant liability	—	5,398
Changes in assets and liabilities:
Accounts receivable	5,695	(83)
Inventory	(27,468)	(13,847)
Prepaid expenses and other current assets	(2,124)	(2,886)
Other assets	(3,839)	—
Accounts payable and accrued expenses	(18,010)	(1,229)
Other long-term liabilities	5,615	2,920
Deferred revenue	(982)	278
Net cash used in operating activities	(64,632)	(22,506)

Cash flows from investing activities:
Purchase of property and equipment	(16,594)	(11,290)
Changes in security deposits	(339)	(638)
Net cash used in investing activities	(16,933)	(11,928)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,263	1,799
Proceeds from issuance of common stock under the employee stock purchase plan	823	—
Proceeds from the exercise of common stock warrants	—	315
Payments of deferred offering costs	(744)	—
Net cash provided by financing activities	2,342	2,114

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,429)	(69)
Net decrease in cash, cash equivalents, and restricted cash	(80,652)	(32,389)
Cash, cash equivalents, and restricted cash—beginning of period	288,576	127,251
Cash, cash equivalents, and restricted cash—end of period	$207,924	$94,862

Supplemental disclosures of cash flow information:
Cash paid for interest	$42	$60
Cash paid for taxes	$1,122	$261
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$825	$1,721
Non-cash exercise of common stock warrants	$28	$—
Stock-based compensation included in capitalized internal-use software	$558	$—
Deferred offering costs included in accrued liabilities	$—	$842

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$207,294	$94,862
Restricted cash included in prepaid expenses and other current assets	630	—
Total cash, cash equivalents, and restricted cash	$207,924	$94,862
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
During the three and six months ended June 30, 2022, aspects of our business continued to be affected by COVID-19. During these periods, the vast majority of our retail stores around the world remained open. To date, we have not permanently closed any of our retail stores due to COVID-19. Our distribution centers and retail stores continue to operate with restrictive and precautionary measures in place, subject to national, state, and local rules and regulations. At times, our suppliers and logistical service providers have experienced disruptions that have affected our operations worldwide. Similar impacts or other disruptions could occur in the future.
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
Accounts Receivable—Accounts receivable results from sales to customers, including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days. Credit card receivables were $2.2 million as of June 30, 2022 and December 31, 2021.
During the fourth quarter of 2021, we made an accounting policy change to present customer accounts receivables that are not credit card receivables, within the accounts receivable line on the condensed consolidated balance sheet to align with management’s reporting. These types of receivables were historically immaterial and are included in prepaid and other current assets within the condensed consolidated financial statements and accompanying footnotes for periods presented prior to the fourth quarter of 2021.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. In addition to this ongoing provision process, during the three months ended June 30, 2022, we recorded a specific reserve to write-down approximately

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
$9.8 million of inventory primarily related to certain first-generation apparel products, as a result of a change in apparel strategy, demand for these products, and age of merchandise.
Revenue Recognition—For the three and six months ended June 30, 2022, we recognized $1.0 million and $2.1 million, respectively, of revenue that was deferred as of December 31, 2021, and for the three and six months ended June 30, 2021, we recognized $1.1 million and $1.8 million, respectively, of revenue that was deferred as of December 31, 2020. As of June 30, 2022 and December 31, 2021, we had $0.2 million and $0.7 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.1 million and $3.5 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. The deferred revenue balance of $3.2 million at June 30, 2022 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period against revenue, as a component of net revenue, with an offsetting increase to accrued expenses. We recorded a sales refund reserve of $3.5 million and $5.5 million as of June 30, 2022 and December 31, 2021, respectively. We have also recorded a related inventory returns receivable, with an offsetting decrease to cost of revenue, for product returns of $0.8 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively. The inventory returns receivable is included in prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 in the condensed consolidated balance sheets.
We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital channel, and based on the physical store location where the sale was at a retail store. The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$59,251	$48,848	$108,195	$85,105
International	18,923	19,057	32,742	32,437
Total net revenue	$78,174	$67,905	$140,937	$117,542
Comprehensive (Loss) Income—Comprehensive (loss) income represents net loss for the period plus the results of certain other changes in stockholders’ equity. For the three and six months ended June 30, 2022, we recorded other comprehensive loss of $3.4 million and $4.1 million, respectively, and for the three and six months ended June 30, 2021, we recorded other comprehensive income of $1.6 million and other comprehensive loss of $0.3 million, respectively, as a result of foreign currency translation adjustments, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, Vietnamese dong, and Canadian dollar.
Restricted Cash—Restricted cash serves as collateral for a bond with the United States Customs and Border Protection (“CBP”), which allows us to take possession of our inventory before all formalities with the CBP are completed for imported products. As of June 30, 2022 and December 31, 2021, we had $0.6 million and $0.0 million of restricted cash, respectively.
Foreign Currency Translation and Transactions—Adjustments resulting from translating foreign functional currency financial statements of our global subsidiaries into U.S. dollars are included in the foreign currency translation adjustment in accumulated other comprehensive income (loss). The remeasurement of our global subsidiaries’ assets and liabilities, which are denominated in a foreign currency, are recorded in other income (expense), within the condensed consolidated statements of operations and comprehensive loss.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
In October 2020, the FASB issued Accounting Standards Update 2020-10, Codification Improvements, which updated various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We adopted this update as of January 1, 2022, and noted no effect on the condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. ASU 2016-02 can be applied on a modified retrospective basis, in which entities can present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued Accounting Standards Update 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted ASU 2016-02. Under the amended guidance, the leasing standard will be effective for our fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We intend to adopt the standards and related disclosures for our fiscal year ending December 31, 2022, and interim periods within our fiscal year ending December 31, 2023. While we continue to finalize the financial impact of adoption, we expect to record a material right-of-use asset and liability on the consolidated balance sheet related to our operating leases and do not expect a material impact on our consolidated statements of operations and comprehensive loss.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. In November 2019, the FASB issued Accounting Standards Update 2019-10, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted ASU 2016-13. Under the amended guidance, the standard will be effective for our fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
3.INVENTORY
Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Finished goods	$133,869	$108,585
Reserve to reduce inventories to net realizable value	(11,572)	(1,709)
Total inventory	$122,297	$106,876
4.PROPERTY AND EQUIPMENT - NET
Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$34,198	$27,137
Furniture and fixtures	19,835	15,276
Internal-use software	18,717	14,453
Machinery and equipment	879	780
Computers and equipment	1,523	1,236
Total property and equipment - gross	75,152	58,882
Less: accumulated depreciation and amortization	(27,292)	(20,927)
Total property and equipment - net	$47,860	$37,955
Depreciation and amortization expense for the three and six months ended June 30, 2022 was $3.7 million and $7.1 million, respectively, and for the three and six months ended June 30, 2021 was $2.5 million and $4.3 million, respectively, recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no assets disposed of in the three and six months ended June 30, 2022 and $0.0 and $0.2 million assets were disposed of for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, unamortized capitalized internal-use software costs were $13.4 million and $10.6 million, respectively.
Geographic Information
The following table summarizes our long-lived assets by geographic area, which consist of property and equipment, net. No individual foreign country represented in excess of 10% of total long-lived assets balance as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
United States	$43,588	$33,384
International	4,272	4,571
Total long-lived assets	$47,860	$37,955

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of June 30, 2022, the vast majority of our retail stores around the world remained open. To date, we have not permanently closed any of our retail stores due to COVID-19. Temporary closures of stores as a result of COVID‐19 were considered to be a qualitative indicator of impairment and we performed an assessment of recoverability by asset group for long-lived assets. As a result of the analysis, no impairment charge was considered necessary.
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid expenses	$8,219	$7,865
Inventory returns receivable	835	1,351
Security deposits	859	1,106
Tax receivable	20,723	22,594
Other receivables	4,657	5,022
Restricted cash	630	—
Total prepaid expenses and other current assets	$35,923	$37,938
Based on current facts and circumstances, we believe that the receipt of a refund associated with a tax loss carryback will extend past 12 months. Therefore, we have reclassified $3.8 million of tax receivable from prepaid expenses and other current assets, where it was recorded in periods prior to June 30, 2022, to other assets on the condensed consolidated balance sheet as of June 30, 2022,
6.OTHER ASSETS
Other assets consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Investment in equity securities	$2,250	$2,250
Tax receivable	3,839	—
Security deposits	3,408	3,025
Intangible assets	378	622
Debt issuance costs	82	107
Deferred tax assets	102	102
Total other assets	$10,059	$6,106
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and six months ended June 30, 2022.
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
liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and six months ended June 30, 2022.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years, and we recorded amortization charges of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, which are recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Sales-refund reserve	$3,521	$5,452
Taxes payable	19,990	17,930
Employee-related liabilities	3,614	5,021
Accrued expenses	13,037	17,840
Total accrued expenses and other current liabilities	$40,162	$46,243
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
additional paid-in capital. As of June 30, 2022 and December 31, 2021, there was no preferred stock warrant liability remaining on our condensed consolidated balance sheets; therefore, there was no impact to other income (expense) for the three and six months ended June 30, 2022.
The following tables present a summary of the changes in fair value of our Level 3 liabilities for the three and six months ended June 30, 2021, included within other income (expense) in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Warrants
Balance at March 31, 2021	$8,275
Increase in fair value included in other income (expense)	2,968
Balance at June 30, 2021	$11,243

(in thousands)	Warrants
Balance at December 31, 2020	$5,845
Increase in fair value included in other income (expense)	5,398
Balance at June 30, 2021	$11,243
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and six months ended June 30, 2022 and 2021, there were no observable price changes or impairments. As of June 30, 2022 and December 31, 2021, the carrying value of our investments was $2.3 million.
9.LONG-TERM DEBT
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion, which, if exercised, would allow us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may reduce the total amount available for borrowing under such facility, subject to certain conditions. The Credit Agreement has a maturity date of February 20, 2024.
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
The Credit Agreement contains customary events of default and financial covenants. As of June 30, 2022 and December 31, 2021, we were in compliance with these covenants.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.
10.STOCKHOLDERS’ EQUITY
As of June 30, 2022 and December 31, 2021, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001.
Preferred Stock
In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock, and we reclassified $204.0 million of convertible preferred stock to additional paid-in capital. As of June 30, 2022 and December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
As of June 30, 2022 and December 31, 2021, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Shares of common stock reserved for future issuance as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	13,684,092	16,181,331
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	2,350,756	189,342
Restricted stock units outstanding	5,977,505	160,227
Shares available for future grants	13,186,859	14,306,487
2021 Employee Stock Purchase Plan:
Shares available for future grants	4,230,831	2,932,232
Total shares of common stock reserved for future issuance	39,430,043	33,769,619
Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
11.WARRANTS
Preferred Stock Warrants

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In connection with a 2015 agreement with Venture Lending and Leasing VII and Venture Lending and Leasing VIII (the “VLL Agreement”), we issued warrants to purchase 1,104,560 shares of our Preferred Stock at an exercise price of $0.10 that would have expired on September 30, 2026 with an initial fair value of $0.8 million. The preferred stock warrants contained a down round and anti-dilution adjustment provision on the exercise price. We would have recognized, on a prospective basis, the value of the effect of the down round feature in the warrant when it was triggered (i.e., when the exercise price is adjusted downward). This value is measured as the difference between (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and (2) the financial instrument’s fair value (with the down round feature) using the reduced exercise price. The value of the effect of the down round feature would have been reflected in the change in fair value of the warrant liability. The preferred stock warrants could have been exercised in whole or in part at any time and included a cashless exercise option which would have allowed the holder to receive fewer shares of stock in exchange for the warrants rather than paying cash to exercise. The preferred stock warrants could have been exercised for either Series Seed Preferred Stock or Series A Preferred Stock. In November 2021, immediately prior to the completion of the IPO and per the terms of the preferred stock warrant agreement, the convertible preferred stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock on a one-to-one basis and we reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion. As of June 30, 2022 and December 31, 2021, no preferred stock warrants were outstanding.
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. The value of our Preferred Stock warrants were estimated using the probability weighted-average values from (i) a Black-Scholes calculation and (ii) an option pricing model. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability were recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, we had no preferred stock warrant liability recorded on our condensed consolidated balance sheets.
Common Stock Warrants
Through 2019, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model.
The following tables are summaries of the terms of the warrants and warrant activity as well as warrants outstanding at June 30, 2022:

Date of issuance	October 2015/ March 2016	October 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Vested
Expiration	October 2024	October 2026	July 2028	July 2028

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised during the six months ended June 30, 2021	—	—	245,568
Outstanding at June 30, 2021	717,225	157,580	61,267
Outstanding at December 31, 2021	—	—	30,684
Exercised during the six months ended June 30, 2022	—	—	25,570
Outstanding at June 30, 2022	—	—	5,114

Fair value at June 30, 2022 (in thousands)	$—	$—	$3

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2018 Common Stock Warrants—In July 2018, as part of an agreement with West Investments V, LLC for various marketing services, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28, and vested ratably over 36 months beginning in 2019 when services were first rendered. In accordance with the agreement, expenses are recognized in the period services are received. We recorded $0.2 million and $1.0 million in common stock warrant expense for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
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
Since the notes are limited recourse notes, the note receivables are not reflected in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
13.STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
In 2015, we adopted the 2015 Equity Incentive Plan (the “2015 Plan”) that authorized the granting of options for shares of common stock. Our 2015 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards. The 2015 Plan was terminated in connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in November 2021 in connection with the IPO, and we will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2021 and June 30, 2022, and changes during the six month period ended June 30, 2022, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,370,673	$4.23	7.70	$177,593
Granted	2,202,251	4.64
Exercised	(1,612,940)	1.40		9,255
Forfeited	(810,779)	5.48
Cancelled	(114,357)	4.38
Outstanding at June 30, 2022	16,034,848	3.75	7.04	10,578
Vested and exercisable at June 30, 2022	8,152,130	3.04	5.48	10,564
Unvested at June 30, 2022	7,882,718	$4.49	7.97	$14
The weighted-average fair value of options granted during the three and six months ended June 30, 2022 was $2.26 and $2.73 per share, respectively, and $4.12 and $3.69 for the three and six months ended June 30, 2021, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the three and six months ended June 30, 2022 and 2021, for employees and non-employees:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.90%	1.08%	2.78%	1.01%
Dividend yield	—	—	—	—
Volatility	47.49%	51.50%	47.44%	51.70%
Expected lives (years)	5.88	6.05	5.91	6.01
Fair value of common stock	$4.68	$4.12	$4.64	$3.44
Option Repricing—In May 2022, the compensation and leadership management committee of our board of directors approved a repricing of certain stock options held by employees (the “Repricing”), whereby certain previously granted and still outstanding vested and unvested stock options were repriced on a one-for-one basis to $4.39 per share, which represented the closing market price of our Class A common stock on May 20, 2022 (the “Repricing Date”). No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Repricing, vested and unvested stock options outstanding as of the Repricing Date, with original exercise prices ranging from $4.70 to $14.45, were repriced. The repricing resulted in one-time incremental stock-based compensation expense of $1.6 million, of which $0.1 million was related to vested stock options and was recognized on the Repricing Date, and $1.5 million was related to unvested stock options, which will be recognized on a straight-line basis over the remaining requisite service period of the repriced stock options.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the offering period beginning on November 3, 2021 and ending on May 2, 2022, and the offering period beginning on May 3, 2022 and ending on November 2, 2022, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2021 to May 2, 2022	Offering Period - May 3, 2022 to November 2, 2022
Risk-free interest rate	1.63%	2.97%
Dividend yield	—	—
Volatility	63.00%	47.15%
Expected lives (years)	0.6	0.5
Fair value of common stock	$21.04	$5.46
RSUs
After completion of the IPO in November 2021, we began granting RSUs to certain employees. The RSUs granted have service-based vesting conditions. The service-based vesting condition for awards to new employees is typically satisfied over four years, with a cliff vesting period of one year and continued vesting quarterly thereafter. The service-based vesting condition for refresh grants of RSUs to existing employees is typically satisfied over three years with vesting occurring quarterly, subject to the employees’ continued service to us. RSUs and the related stock-based compensation are recognized on a straight-line basis over the requisite service period.
RSU activity during the six months ended June 30, 2022 was as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	160,227	$22.33
Granted	5,908,793	4.76
Vested	(2,500)	4.39
Forfeited	(89,015)	9.16
Cancelled	—	—
Unvested at June 30, 2022	5,977,505	$5.17
Market-Based Awards—In May 2022, we granted a target amount of 0.8 million RSUs with market-based and service-based vesting conditions to certain executives. The market vesting criteria is based on achievement of certain total shareholder return (“TSR”) results relative to the S&P Total Market Consumer Discretionary Index (the “Index”) during a one-year, two-year, and three-year performance period, respectively, beginning on June 1, 2022, and ending on May 31, 2025. The market condition allows for a range of vesting from 0% to 150% of the target amount, depending on the relative TSR achieved by us against the Index. In addition to the market condition, these RSUs are subject to the continuing service of the executives and vest in three equal annual installments. The fair value of RSUs with market-based vesting conditions is measured on the grant date using a Monte Carlo simulation model.

	Number of Shares	Grant Date Fair Value per Share	Requisite Service Period
Tranche 1	262,553	$4.77	June 1, 2022 - May 31, 2023
Tranche 2	262,553	$5.16	June 1, 2022 - May 31, 2024
Tranche 3	262,554	$5.41	June 1, 2022 - May 31, 2025
The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense related to awards with a market-based condition is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.2 million for the three and six months ended June 30, 2022 as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for the three and six months ended June 30, 2021 related to these awards.
Stock-Based Compensation Expense
Stock-based compensation expense, included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense, net of amounts capitalized	$4,589	$2,241	$8,150	$3,926
Capitalized stock-based compensation expense	298	—	558	—
Total stock-based compensation expense	$4,887	$2,241	$8,708	$3,926
As of June 30, 2022, there was approximately $24.8 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, and approximately $25.4 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, respectively. The

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
remaining unrecognized compensation cost for unvested stock options is expected to be recognized over the weighted-average remaining vesting period of approximately 2.48 years, and the remaining unrecognized compensation cost for outstanding unvested RSUs is expected to be recognized over the weighted-average remaining vesting period of approximately 2.90 years, respectively.
14.INCOME TAXES
Income tax provision was $0.3 million and $2.1 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 1.2% and 4.4%, respectively, compared to 1.5% and 2.2% for the three and six months ended June 30, 2021, respectively. The increase in provision for income taxes and effective tax rate is primarily due to withholding tax obligations in the United States on royalties from foreign jurisdictions.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of June 30, 2022, we are subject to examination by various tax authorities for 2016 through 2021. During the six months ended June 30, 2022, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
15.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of June 30, 2022, the ultimate liability of the Company, if any, is not expected to have a material effect on our financial position or operations.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,646,906	54,408,308	148,088,555	54,152,022
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.14)	$(0.35)	$(0.39)

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	June 30, 2022	June 30, 2021
Outstanding stock options	16,034,848	17,957,111
Convertible preferred stock	—	70,990,919
Convertible preferred stock warrants	—	1,104,560
Common stock warrants	5,114	936,172
2021 ESPP	20,665	—
RSUs	5,977,505	—
Total anti-dilutive securities	22,038,132	90,988,762
17.BENEFIT PLAN
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and six months ended June 30, 2022 and 2021. We made $0.3 million and $0.7 million in matching contributions for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. We have no intention to terminate the plan.
18.SUBSEQUENT EVENTS
In the third quarter of 2022, prior to the issuance of these financial statements, we announced plans to reduce our global corporate workforce. As of the date of issuance of these financial statements, we have terminated 23 individuals and expect to complete remaining reductions by the end of 2022. We expect the estimated expenses related to severance and other employee termination-related costs, including the impact of stock-based compensation, to be immaterial and substantially recognized during the third and fourth quarters of 2022.
In addition, we ceased the use of one of our corporate office leases in the United States and expect expenses incurred as a result of the cease use to be immaterial and substantially recognized by the end of the third quarter of 2022. We plan to cease the use of an additional corporate office lease in the United States in the third or fourth quarter of 2022, and until the cease use date is known, the timing and fair value of expenses incurred as a result of the cease use cannot be reasonably estimated.

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
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 46 stores as of June 30, 2022. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
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
Recent Financial Performance
•We grew net revenue approximately 15.1% and 19.9% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, and 54.5% and 51.9% as compared to the same periods in 2020.
•Gross margin decreased to 36.1% and 43.1% for the three and six months ended June 30, 2022, respectively, as compared to 56.1% and 54.4% for the same periods in 2021. Adjusted gross margin was 51.0% and 51.4% for the three and six months ended June 30, 2022, respectively.

•We reported a net loss of $29.4 million and $51.2 million for the three and six months ended June 30, 2022, respectively, as compared to $7.6 million and $21.1 million for the same periods in 2021. Adjusted net loss was $18.1 million and $39.1 million for the three and six months ended June 30, 2022, respectively.
•We reported adjusted EBITDA of $(9.2) million and $(21.4) million for the three and six months ended June 30, 2022, respectively, as compared to $1.1 million and $(5.8) million for the same periods in 2021.
Adjusted gross margin, adjusted net loss, and adjusted EBITDA each exclude a non-cash charge of $11.6 million incurred in the second quarter of 2022, primarily related to a non-recurring write-down of certain first-generation apparel inventory. Adjusted gross margin, adjusted net loss, and adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted gross margin, adjusted net loss, and adjusted EBITDA, as well as a reconciliation of these adjusted financial measures to their most directly comparable GAAP financial measures.
Recent Developments
In August 2022, we announced the implementation of simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense.
Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time.
Our selling, general, and administrative expense initiatives include slowing the pace of corporate new hires and backfills for departing employees, reducing our global corporate workforce, reducing corporate office space to reflect a new hybrid working environment, and other corporate projects.
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
Continued Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our large and growing base of existing customers. We aim to grow our closet share within our existing customer base, especially as we expand into new product categories and line extensions. We believe we must continue to innovate with new products in order to drive consumer engagement and increase our closet share. We also intend to continue expanding beyond the footwear category by moving up the body with apparel, and to do so we must constantly evaluate and improve our apparel strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our long-trusted commitment to offering the most comfortable, high performance, and sustainable products. Our continued growth within our existing customer base will depend in part on our ability to continue to innovate with new products appealing to our existing customers.
Execution of Our Vertical Retail Distribution Strategy and Continued Growth of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across various channels, including digitally and in our stores. We believe this seamless consumer buying experience is important to meeting the needs of our growing customer base while also growing revenue.
We believe that growing our store footprint in the United States and internationally will help grow brand awareness, allow us to be in closer proximity to new customers, and generate omni-channel sales growth. We expect net revenue and gross margin to benefit from increased sales through our physical retail channel, due to a lower return rate and decreased shipping costs. We have also seen a corresponding increase in digital traffic and digital sales as a result of store openings in new markets. Furthermore, as we grow our store footprint, we believe we will be able to expand our valuable multi-channel customer base.
We believe our omni-channel growth strategy will continue to utilize investments in store build outs, field infrastructure, and technology to ensure that our model reaches new customers, runs in a cost-efficient manner, and provides continued innovation in the customer buying experience. Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
United States	10	11	12	12	15	19	23	27	32
International	10	10	10	10	12	12	12	12	14
Total stores	20	21	22	22	27	31	35	39	46
Growing Our Product Innovation Platform
Innovation has been core to the Allbirds brand since our inception in 2015. Our future innovation and product pipeline will depend, in part, on our ability to apply our expertise in materials science to source and commercialize materials that are sustainable, durable, and comfortable. Our success in leveraging these materials in our products is partially reliant on the ability of our manufacturing and supply chain partners to produce and distribute these materials at scale. It also takes months of testing before we commercialize new materials and products, which could cause delays in our existing growth plans. In addition, these initiatives may require ongoing investments which may lead to additional expenses that could delay our ability to achieve medium to long-term profitability.
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational efficiency and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. Our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, helps put us on a path of achieving profitable growth in the future. We will continue to make similar investments in developing partnerships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Macroeconomic Trends

Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, the strengthening of the U.S. dollar in relation to foreign currencies, the crises in Ukraine, and the COVID-19 pandemic, could result in fluctuations in our results of operations. For example, we implemented price increases in 2021 and 2022, and it is uncertain if we will have to consider additional price increases in our products in response to increasing costs of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 35.0% and 36.2% of our full year net revenue during the fourth quarters of 2021 and 2020, respectively.
Impact of COVID-19
The COVID-19 pandemic continues to impact the global economy and cause disruption and volatility. While the vast majority of our retail stores were open during the three and six months ended June 30, 2022, certain locations in China and Europe were temporarily closed based on government and health authority guidance. To date, we have not permanently closed any of our retail stores due to COVID-19. Further, despite volatile sourcing and logistics headwinds, we were able to launch several new product styles during the three and six months ended June 30, 2022, including the Sugar Series and Tree Flyer.
We believe we will continue to experience varying levels of disruption and volatility in different markets, based on the possible sustained spread or resurgence of the pandemic. Any government response thereto increases the uncertainty regarding future economic conditions that will impact our business in the future. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business” in Part II, Item 1A. Risk Factors, for further details.
Components of Results of Operations
Net Revenue
We generate net revenue primarily through sales of our products in our directly owned digital and physical retail channels. The digital channel includes direct sales to consumers through our websites and mobile app, and the physical retail channel includes sales through our leased stores. As of June 30, 2022, the vast majority of our sales are through directly owned channels. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-downs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.
Gross Profit and Gross Margin
Gross profit represents net revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may in the future fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the channels through which we sell our products, price increases, the innovation initiatives we undertake in each product category, cost drivers, such as product promotions, commodity prices, transportation rates, manufacturing costs, and inventory write-downs, among other factors. Our expectation is that the combination of our strategy and growth initiatives will result in both a topline expansion and operational leverage, leading to a strong gross margin profile.
Operating Expense
Selling, general, and administrative expense
Selling, general, and administrative expense consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes rent expense and associated utilities for office and retail locations, depreciation and amortization expense, software costs, third-party professional fees, and costs related to other office functions. We anticipate recurring costs for personnel and related expenses and third-party professional fees will be incurred due to operating as a public company, and we expect our selling, general, and administrative expense to increase in absolute dollars as we continue to expand our business.
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
Other Income (Expense)
Other income (expense) consists of changes in the fair value of our equity investments, gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our preferred stock warrant liability.
The change in fair value for our preferred stock warrant liability was related to mark to market accounting and fluctuated as the value of the underlying preferred equity increased or decreased. In November 2021, immediately prior to the completion of the IPO, and upon the issuance of shares of Class B common stock, pursuant to the terms of our outstanding convertible preferred stock warrants, our preferred stock warrants were automatically exchanged for Class B common stock on a one-to-one basis and the preferred stock warrant liability was reclassified to additional paid-in capital on the condensed consolidated balance sheet. Therefore, subsequent to November 2021, there will no longer be an impact to other income (expense) as a result of changes in the fair value of the preferred stock warrant liability.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of June 30, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Statements of Operations Data:
Net revenue	$78,174	$67,905	$140,937	$117,542
Cost of revenue	49,983	29,783	80,143	53,594
Gross profit	28,191	38,122	60,794	63,948
Operating expense:
Selling, general, and administrative expense(1)(2)	41,707	28,996	80,462	52,532
Marketing expense	15,813	13,295	29,640	26,013
Total operating expense	57,520	42,291	110,102	78,545
Loss from operations	(29,329)	(4,169)	(49,308)	(14,597)
Interest expense	(35)	(36)	(72)	(87)
Other income (expense)	338	(3,289)	238	(5,980)
Loss before provision for income taxes	(29,026)	(7,494)	(49,142)	(20,664)
Income tax provision	(342)	(112)	(2,105)	(464)
Net loss	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,398)	1,601	(4,072)	(330)
Total comprehensive loss	$(32,766)	$(6,005)	$(55,319)	$(21,458)
________________
(1)Includes stock-based compensation expense of $4.6 million and $8.1 million for the three and six months ended June 30, 2022, respectively, and $2.2 million and $3.9 million for the three and six months ended June 30, 2021, respectively.
(2)Includes depreciation and amortization expense of $3.7 million and $7.1 million for the three and six months ended June 30, 2022, respectively, and $2.5 million and $4.3 million for the three and six months ended June 30, 2021, respectively.

The following table sets forth our condensed consolidated results of operations as a percentage of net revenue, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.9%	43.9%	56.9%	45.6%
Gross profit	36.1%	56.1%	43.1%	54.4%
Operating expense:
Selling, general, and administrative expense	53.4%	42.7%	57.1%	44.7%
Marketing expense	20.2%	19.6%	21.0%	22.1%
Total operating expense	73.6%	62.3%	78.1%	66.8%
Loss from operations	(37.5)%	(6.1)%	(35.0)%	(12.4)%
Interest expense	0.0%	(0.1)%	(0.1)%	(0.1)%
Other income (expense)	0.4%	(4.8)%	0.2%	(5.1)%
Loss before provision for income taxes	(37.1)%	(11.0)%	(34.9)%	(17.6)%
Income tax provision	(0.4)%	(0.2)%	(1.5)%	(0.4)%
Net loss	(37.6)%	(11.2)%	(36.4)%	(18.0)%
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4.3)%	2.4%	(2.9)%	(0.3)%
Total comprehensive loss	(41.9)%	(8.8)%	(39.3)%	(18.3)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Net Revenue

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Net revenue	$78,174	$67,905	15.1%
Net revenue increased by $10.3 million, or 15.1%, for the three months ended June 30, 2022 as compared to the same period in 2021. Our sales growth was primarily driven by an increase of $10.4 million in the United States, driven by an increase in the number of orders and an increase in average order value, which was in turn driven by increased average units per order and price increases of existing products. This growth was partially offset by $0.1 million of lower international net sales as a result of external headwinds, including COVID-19 restrictions in China, the crisis in Ukraine in Europe, and unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. We expect the impact of these external headwinds to continue throughout 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Cost of revenue	$49,983	$29,783	67.8%
Gross profit	28,191	38,122	(26.1)%
Gross margin	36.1%	56.1%	(35.7)%
Cost of revenue increased by $20.2 million, or 67.8%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by a $11.6 million non-cash write-down of inventory primarily related to certain first-generation apparel products, along with an increase in the volume of units sold.
Gross profit decreased by $9.9 million, or (26.1)%, for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in gross profit was driven by a $15.7 million decrease in gross margin rate, primarily due to the non-cash write-down of inventory recorded in cost of revenue, partially offset by an increase in the volume of units sold.
Our gross margin decreased to 36.1% for the three months ended June 30, 2022 from 56.1% in the same period in 2021, primarily due to the non-cash write-down of inventory recorded in cost of revenue, higher distribution center and logistics costs, a lower mix of gross margin accretive international sales, and unfavorable foreign exchange rates, partially offset by mix shift to physical retail and higher margin products, as well as price increases. We expect these factors to continue to impact gross margin for the remainder of 2022.
Operating Expenses

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$41,707	$28,996	43.8%
Marketing expense	15,813	13,295	18.9%
Total operating expense	$57,520	$42,291	36.0%
Selling, general, and administrative expense
Selling, general, and administrative expense increased by $12.7 million, or 43.8%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase of $3.6 million in personnel and related expenses as a result of higher headcount, an increase of $2.0 million in rent expense as a result of an increased number of stores in operation, an increase of $2.0 million in stock-based compensation as a result of additional stock grants for new and existing employees, and an increase of $1.6 million of depreciation and amortization expense as a result of a higher number of retail stores operating during the period. The remaining $3.5 million increase was composed of other miscellaneous operating and third-party expenses and fees, including additional recurring expenses as a result of becoming a public company.
Marketing expense
Marketing expense increased by $2.5 million, or 18.9%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by increased digital advertising expense.
Interest Expense

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Interest expense	$(35)	$(36)	(2.8)%
Interest expense was approximately flat for the three months ended June 30, 2022 as compared to the same period in 2021, primarily driven by an increase in interest income, offset by increased interest expense related to our Credit Agreement.
Other Income (Expense)

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Other income (expense)	$338	$(3,289)	NM
NM = Not meaningful
Other income (expense) increased by $3.6 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in other income (expense) was primarily due to a decrease of $2.9 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in the second quarter of 2021 and $0.7 million related to a gain on foreign currency.
Income Tax Provision

	Three Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Income tax provision	$(342)	$(112)	205.4%
Income tax provision increased by $0.2 million, or 205.4%, for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to withholding tax obligations accrued from 2018 onwards in the United States on royalties from foreign jurisdictions, along with increased state income tax liability.

Comparison of the Six Months Ended June 30, 2022 and 2021
Net Revenue

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Net revenue	$140,937	$117,542	19.9%
Net revenue increased by $23.4 million, or 19.9%, for the six months ended June 30, 2022 as compared to the same period in 2021. Our sales growth was primarily driven by an increase of $23.1 million in the United States, driven by an increase in the number of orders and an increase in average order value, which was in turn driven by increased average units per order and price increases of existing products. The remaining increase of $0.3 million was driven by a higher volume of units sold internationally as compared to the same period in 2021. The growth of our international net sales was negatively impacted by external headwinds, including COVID-19 restrictions in China, the crisis in Ukraine in Europe, and unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. We expect the impact of these external headwinds to continue throughout 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Cost of revenue	$80,143	$53,594	49.5%
Gross profit	60,794	63,948	(4.9)%
Gross margin	43.1%	54.4%	(20.8)%
Cost of revenue increased by $26.5 million, or 49.5%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by a $11.6 million non-cash write-down of inventory primarily related to certain first-generation apparel products, along with an increase in the volume of units sold.
Gross profit decreased by $3.2 million, or (4.9)%, for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in gross profit was driven by a $15.9 million decrease in gross margin rate, primarily due to the non-cash write-down of inventory recorded in cost of revenue, partially offset by a $12.7 million increase in the volume of units sold.
Our gross margin decreased to 43.1% for the six months ended June 30, 2022 from 54.4% for the same period in 2021, primarily due to the non-cash write-down of inventory recorded in cost of revenue, higher distribution center and logistics costs, a lower mix of margin accretive international sales, and unfavorable foreign exchange rates, partially offset by mix shift to physical retail and higher margin products, as well as pricing. We expect these factors to continue to impact gross margin for the remainder of 2022.
Operating Expenses

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$80,462	$52,532	53.2%
Marketing expense	29,640	26,013	13.9%
Total operating expense	$110,102	$78,545	40.2%

Selling, general, and administrative expense
Selling, general, and administrative expense increased by $27.9 million, or 53.2%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase of $7.6 million in personnel and related expenses as a result of higher headcount, an increase of $4.6 million in stock-based compensation as a result of additional stock grants for new and existing employees, an increase of $4.1 million in rent expense as a result of an increased number of stores in operation, and an increase of $2.8 million of depreciation and amortization expense as a result of acquiring assets for the build out of new retail stores. The remaining $8.8 million increase was composed of other miscellaneous operating and third-party expenses and fees, including additional recurring expenses as a result of becoming a public company.
Marketing expense
Marketing expense increased by $3.6 million, or 13.9%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily driven by increased digital advertising expense.
Interest Expense

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Interest expense	$(72)	$(87)	(17.2)%
Interest expense decreased by $15 thousand, or (17.2)%, for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily driven by an increase in interest income, partially offset by increased interest expense related to our Credit Agreement.
Other Income (Expense)

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Other income (expense)	$238	$(5,980)	NM
NM = Not meaningful
Other income (expense) increased by $6.2 million, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in other income (expense) was primarily due to a decrease of $5.3 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in the six months ended June 30, 2021 and $0.8 million related to a gain on foreign currency.
Income Tax Provision

	Six Months Ended June 30,
	2022	2021	% Change
	(dollars in thousands)
Income tax provision	$(2,105)	$(464)	353.7%
Income tax provision increased by $1.6 million, or 353.7%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to withholding tax obligations accrued from 2018 onwards in the United States on royalties from foreign jurisdictions, along with increased state income tax liability.

Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q and accompanying financial tables include references to adjusted gross margin, adjusted net loss, adjusted EBITDA, and adjusted EBITDA margin, which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance, and the adjustments we make to these non-GAAP financial measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. These non-GAAP financial measures should not be considered as alternatives to any measures of financial performance calculated and presented in accordance with GAAP.
Adjusted gross profit is defined as net revenue minus cost of revenue before the impact of any non-recurring revenue or expenses from end of life inventory liquidation, including the non-recurring inventory write-down recognized in the second quarter of 2022.
Adjusted gross margin is defined as adjusted gross profit divided by net revenue.
Adjusted net loss is defined as net loss before the impact of the non-recurring inventory write-down recognized in the second quarter of 2022 and any non-recurring revenue and costs associated with our newly announced simplification initiatives (e.g., employee-related expenses, reducing office space, and other projects).
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization, the impact of the non-recurring inventory write-down recognized in the second quarter of 2022 and any non-recurring revenue and costs associated with our newly announced simplification initiatives (e.g., employee-related expenses, reducing office space, and other projects), other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash changes in fair value of our preferred stock warrant liability), interest expense, income tax provision, and other unusual or non-recurring items.
Adjusted EBITDA margin is defined as adjusted EBITDA divided by net revenue.
There are a number of limitations related to the use of adjusted financial measures. Some of these limitations are that:
•adjusted gross profit and adjusted gross margin do not reflect inventory write-off or write-down expense and, although these are non-cash expenses, the inventory being written-off or written-down may be unable to be sold for more than its cost, which reduces cash available to us;
•adjusted net loss does not reflect inventory write-off or write-down expense and reflects an estimated income tax on such adjusted item. Although these are non-cash expenses, the inventory being written-off or written-down may be unable to be sold for more than its cost, which may reduce cash available to us, along with the associated income tax expense;
•adjusted EBITDA and adjusted EBITDA margin do not reflect stock-based compensation expense, including common stock warrant expense, and therefore do not include all of our compensation costs;
•adjusted EBITDA and adjusted EBITDA margin do not reflect depreciation and amortization expense and, although these are a non-cash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•adjusted EBITDA and adjusted EBITDA margin do not reflect inventory write-off or write-down expense and, although this is a non-cash expense, the inventory being written-off or written-down may be unable to be sold for more than its cost, which may reduce cash available to us;

•adjusted EBITDA and adjusted EBITDA margin do not reflect other income or expense that may reduce cash available to us if the actual cash received is lower than the cash paid;
•adjusted EBITDA and adjusted EBITDA margin do not reflect interest expense, or the cash required to service our debt, which reduces cash available to us; and
•adjusted EBITDA and adjusted EBITDA margin do not reflect income tax expense that may reduce cash available to us.
Further, other companies, including companies in our industry, may calculate these non-GAAP financial measures differently, which reduces their usefulness as comparative measures. Because of these limitations, we consider, and investors should consider, these non-GAAP financial measures together with other operating and financial performance measures presented in accordance with GAAP.
The following tables present a reconciliation of our non-GAAP financial measures with their most directly comparable GAAP measures, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$28,191	$38,122	$60,794	$63,948
Inventory write-down expense[1]	11,641	—	11,641	—
Adjusted gross profit	$39,832	$38,122	$72,435	$63,948

Gross margin	36.1%	56.1%	43.1%	54.4%
Inventory write-down expense[1]	14.9%	—%	8.3%	—%
Adjusted gross margin	51.0%	56.1%	51.4%	54.4%

Net loss	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Income tax provision	(342)	(112)	(2,105)	(464)
Loss before provision for income taxes	(29,026)	(7,494)	(49,142)	(20,664)
Inventory write-down expense[1]	11,641	—	11,641	—
Adjusted income tax provision[2]	(758)	(112)	(1,635)	(464)
Adjusted net loss	$(18,143)	$(7,606)	$(39,136)	$(21,128)
1 During the three months ended June 30, 2022, we recognized a non-cash charge of $11.6 million in cost of revenue on the condensed consolidated statements of operations and comprehensive loss, primarily related to a write-down of certain first-generation apparel products. Approximately $9.8 million related to finished goods in inventory on our condensed consolidated balance sheet and $1.9 million related to raw materials in prepaid expenses and other current assets on our condensed consolidated balance sheet.
2 The adjusted provision for income taxes is based on our estimated annual effective tax rate of 4.36% as of June 30, 2022. We may adjust our adjusted tax rate as additional information becomes available or events occur which may materially affect this rate, including impacts from the global tax environment, significant changes in our geographic mix, new or amended tax legislation, or changes in our business outlook.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	4,838	2,771	9,145	4,529
Depreciation and amortization expense	3,652	2,488	7,111	4,294
Inventory write-down expense	11,641	—	11,641	—
Other (income) expense	(338)	3,289	(238)	5,980
Interest expense	35	36	72	87
Income tax provision	342	112	2,105	464
Adjusted EBITDA	$(9,198)	$1,090	$(21,411)	$(5,774)
Adjusted EBITDA decreased by $10.3 million for the three months ended June 30, 2022 as compared to the same period in 2021 and decreased by $15.6 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease for both periods was primarily driven by higher selling, general, and administrative expense due to increased headcount, new store openings and the continuing operation of our current stores, miscellaneous third-party professional fees, and recurring operating costs as a result of becoming a public company.
The following table presents net loss and adjusted EBITDA as percentages of net revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net revenue	$78,174	$67,905	$140,937	$117,542
Net loss	$(29,368)	$(7,606)	$(51,247)	$(21,128)
Net loss margin	(37.6)%	(11.2)%	(36.4)%	(18.0)%
Adjusted EBITDA	$(9,198)	$1,090	$(21,411)	$(5,774)
Adjusted EBITDA margin	(11.8)%	1.6%	(15.2)%	(4.9)%
Adjusted EBITDA margin declined from 1.6% for the three months ended June 30, 2021 to (11.8)% for the same period in 2022, and declined from (4.9)% for the six months ended June 30, 2021 to (15.2)% for the same period in 2022. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $207.3 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, amounts available for borrowing under our Credit Agreement, and issuances of equity securities or debt offerings.

There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(64,632)	$(22,506)
Net cash used in investing activities	(16,933)	(11,928)
Net cash provided by financing activities	2,342	2,114
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,429)	(69)
Net decrease in cash, cash equivalents, and restricted cash	$(80,652)	$(32,389)
Net Cash Used In Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $64.6 million, which consisted of a net loss of $51.2 million and a net change of $(41.1) million in our operating assets and liabilities, partially offset by non-cash charges of $27.7 million. The change in operating assets and liabilities was primarily due to an increase of $27.5 million in inventory to support our growth and product expansion as well as a non-cash write-down primarily related to certain first-generation apparel products, a decrease of $18.0 million in accounts payable due to the timing of payments made, an increase of $3.8 million in other assets related to an increase in noncurrent tax receivable, a decrease of $2.1 million in prepaid and other current assets, largely due to the reclass of a tax receivable into other assets and a write-off of apparel-related raw materials in prepaid expenses and other current assets, and a decrease in deferred revenue of $1.0 million due to timing of shipments, which were partially offset by a decrease of $5.7 million in accounts receivable due to timing of cash received and an increase of $5.6 million in other long-term liabilities primarily due to an increase in deferred rent liabilities.
During the six months ended June 30, 2021, net cash used in operating activities was $22.5 million, which consisted of a net loss of $7.6 million, partially offset by non-cash charges of $13.5 million and a net change of $(14.8) million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $13.8 million in inventory to support our growth and product expansion, a decrease of $2.9 million in prepaid and other current assets largely due to an increase in prepaid taxes and receivables, and a decrease of $1.2 million in accounts payable due to the timing of payments made, which were partially offset by an increase of $2.9 million in other long-term liabilities primarily due to an increase in deferred rent liabilities. The remaining $0.2 million was due to a minor increase in accounts receivable and a minor decrease in deferred revenue.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $16.9 million and $11.9 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment, largely to support the opening of retail stores.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $2.3 million, primarily due to $2.3 million in net proceeds from exercises of stock options and $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan, partially offset by $0.7 million of payments of deferred offering costs. Net cash provided by financing activities for the six months ended June 30, 2021 was $2.1 million, due to $1.8 million in net proceeds from exercises of stock options and $0.3 million from the exercises of common stock warrants.

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
Emerging Growth Company Status
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual gross revenue, we have more than $700.0 million in market value of our Class A stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $207.3 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact to our condensed consolidated financial statements.
Foreign Currency Risk

Our condensed consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of June 30, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive income (loss) within stockholders' equity on the condensed consolidated balance sheet. For the three and six months ended June 30, 2022, we recorded other comprehensive loss of $3.4 million and $4.1 million, respectively, and for the three and six months ended June 30, 2021, we recorded other comprehensive income of $1.6 million and other comprehensive loss of $0.3 million, respectively, as a result of foreign currency translation adjustments.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. During the three and six months ended June 30, 2022, our gross margin was impacted by higher freight costs compared to the same periods in 2021 which we believe was as a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent, and other costs in order to minimize its effects through price increases and cost reductions. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase in proportion with these increased costs.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and in the future may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. For example, Russia’s invasion of Ukraine in 2022 and the resulting humanitarian crisis has had an indirect impact on our business via the impact of inflation on European consumer spending. As the adverse effects of this conflict continue to develop, both in Europe and throughout the rest of the world, consumer spending may continue to be negatively impacted. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
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

The pandemic created significant disruptions for our physical stores, with the majority of our stores closed between late March 2020 through July 2020 (with the exception of a limited number of locations in the Asia Pacific region), as well as reduced operating hours and restricted guest occupancy levels. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. In 2021, a majority of our stores were open throughout the year, with certain regions experiencing closures on a periodic basis, such as Europe, where some of our stores were closed for a portion of the quarter ended March 31, 2021, and New Zealand, where our store was closed for a portion of the quarter ended December 31, 2021. During the three and six months ended June 30, 2022, COVID-19 restrictions in China also created a challenging environment for our operations in the country. As of June 30, 2022, the vast majority of our retail stores around the world remained open. In locations where there are local restrictions, our stores have continued to operate where possible, subject to staffing considerations, guest occupancy levels, and government orders related to operating hours.
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
The scope and duration of the pandemic, including resurgences in various regions in the United States and globally due to new variants of the virus, the pace at which government restrictions are lifted, the pace, availability, and effectiveness of vaccinations in various regions in the United States and globally, or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our cost of revenue and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
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
Our brand and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us or formerly associated with us (including employees, Allgood Collective Ambassadors, celebrities, or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if it becomes difficult for us to maintain control of our brand with our retail partners, if we fail to deliver innovative and high quality products, if we face or mishandle a product recall, or if we are subject to claims of “greenwashing” (e.g., if the carbon footprint of one or more of our products is alleged to be greater than what we claim, or if we fail or are alleged to have failed to achieve our sustainability goals). Our brand and reputation could also be negatively impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to product labeling and safety, marketing, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Negative publicity regarding our suppliers or manufacturers could adversely affect our reputation and sales and could force us to identify and engage alternative suppliers or manufacturers. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition, and results of operations.
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
We incurred net losses of $45.4 million and $25.9 million in 2021 and 2020, respectively, and had an accumulated deficit of $188.6 million as of June 30, 2022. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
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
Our success depends in large part upon widespread adoption of our products by our customers. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our sustainable footwear and apparel products. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience, if our retail partnerships are not successful, if we make products that our customers do not buy in sufficient quantities, or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers, and grow our business may be harmed. For example, since the launch of our first generation of apparel products, our customers have not purchased certain of these products in sufficient quantities, and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy. As a result, we recognized an $11.6 million non-cash inventory write-down in our condensed consolidated statement of operations and comprehensive loss, primarily related to these certain first-generation apparel products.
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
Our success depends on our ability to identify, originate, and define product trends within the footwear and apparel industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products, including due to global supply chain interruptions, may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, during the COVID-19 pandemic, there has been a shift of consumer preferences to more casual and informal apparel and footwear as greater numbers of consumers have shifted to working remotely from home. In addition, our experience in anticipating consumer preferences in one category, such as footwear, may not help us predict or anticipate consumer preferences in other new categories, such as apparel. For example, we did not successfully anticipate customer demand and preferences in designing and launching certain of our first-generation apparel products. As a result, demand for such products has failed to meet our expectations and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and recognized an $11.6 million non-cash inventory write-down in our condensed consolidated statements of operations and comprehensive loss, primarily related to these certain first-generation apparel products. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, inventory write-offs or write-downs, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.
We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, social media, and our Allgood Collective, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in the 36 countries where we sell our products.
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
We receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable economic and other terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-

effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives may become increasingly expensive, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
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
Inventory levels in excess of customer demand may result in inventory write-downs, inventory write-offs, donations by us of our unsold products, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through our own channels and certain third-party retailers. Additionally, for the three months ended June 30, 2022, we recognized a non-cash inventory write-down, primarily for certain first-generation apparel products.
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
As of June 30, 2022, we operated approximately 46 retail store locations across nine countries. We lease our stores under operating leases. We expect to significantly increase the total number of stores we operate over the next few years, domestically and internationally.
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
As of June 30, 2022, we had approximately 633 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer.
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
Our growth strategy involves expansion of our retail partnerships, which presents risks and challenges to our business.
In 2022, we began entering into broad-based partnerships with third-party retailers, and we have limited operating experience executing this channel distribution strategy at scale. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies, and headcount.
If our retail partners do not satisfy their obligations to us, if we are unable to meet our retail partners’ expectations and demands, or if we decide to enter into additional partnerships and are unable to identify suitable retail partners or reach agreements with them, we may fail to meet our business objectives with respect to our partnership strategy. In addition, the terms of any additional retail partnerships that we establish may not be favorable to us. Our inability to successfully implement retail partnerships may lead consumers to negatively perceive our brand and adversely affect our business, financial condition, and results of operations. Also, in most cases, our agreements with such third-party retailers allow for significant variability in the amount of product purchased from us, and there are risks that eventual order volumes may be lower than initially projected. There can be no assurance that we will be able to continue our relationships with our retail partners on the same or more favorable terms in future periods or that these relationships will continue beyond the terms of our existing contracts with our retail partners.
Further, our retail partners may reduce their number of stores or operations or consolidate, undergo restructurings or reorganizations, realign their affiliations, or promote products of our competitors over ours or liquidate. These events may result in a decrease in the number of stores or e-commerce platforms that carry our products or cause us to lose customers, decreasing our revenues and earnings growth.
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
As of June 30, 2022, we partnered with over 200 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.
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
We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $92.8 million in the six months ended June 30, 2020 to $140.9 million in the six months ended June 30, 2022. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offerings, and manufacturing innovation and expansion of existing businesses, such as our recent expansion of sales outside of the United States, which require substantial cash investments and management attention. We expect to invest substantially in expanding the number and geographic reach of our retail stores in the short- and mid-term. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
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
The SPO Framework, which consists of ESG criteria that we have satisfied or that we intend to satisfy, is described more fully in the section titled “The Sustainability Principles and Objectives Framework” in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4). This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework has resulted and may continue to result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we are committing publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.
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
We depend on the continued services and performance of our senior management and other key personnel, including Timothy Brown and Joseph Zwillinger, our co-founders and Co-Chief Executive Officers. Mr. Brown’s and Mr. Zwillinger’s employment with us is at-will, which means that they may resign or could be terminated for any reason at any time. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder, nor is it likely that we would be able to immediately find a suitable replacement. Our other senior management and key employees are also employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including members of management, supply chain, innovation and sustainability, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.

To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. In addition, starting in 2021 there has been a dramatic increase in workers leaving their positions throughout the U.S. economy that is being referred to as the “great resignation,” and the market to build, retain, and replace talent has become even more highly competitive. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have. The incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as our past incentives or as the current incentives offered by our competitors. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (particularly during the ongoing COVID-19 pandemic). For example, as we expand into new geographies, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market once the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense.
Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.
Implementation of the simplification initiatives we announced in August 2022 may not be successful, which could negatively affect our ability to reduce our costs and increase our revenues or otherwise harm our financial performance.
In August 2022, we announced certain simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. Our selling, general, and administrative expense initiatives include plans to reduce corporate office space and reduce corporate headcount. In addition, we have slowed the pace of corporate new hires and backfills for departing employees, and in July 2022 we reduced our global corporate workforce by approximately 8%. Although we believe that these initiatives will reduce overhead costs, enhance operational simplicity, and result in improved financial performance, we cannot guarantee that we will successfully implement these initiatives or that they will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our medium- or long-term financial and operational expectations.
Risks associated with the implementation of and continuing impact of these simplification initiatives also include additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of these simplification initiatives, our business, financial condition, results of operations, and cash flows could be negatively impacted.

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
•the costs of our employee health and well-being initiatives and other ESG investments, which are required to maintain our corporate culture and live up to our values, but which may be more expensive than our historical costs for these initiatives and investments or the costs of our competitors;
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
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, rising interest rates, inflation, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials could have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. For example, in August 2021, we implemented a slight price increase in certain of our products, and we had further price increases in March 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
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
•disruptions or delays in shipments and transportation across our supply chain; and
•changes in local economic conditions in countries where our manufacturers, suppliers, or customers are located.
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
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some U.S., E.U., and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may be refused due to prior conflicting trademarks or for other reasons. We may also encounter “squatters” or bad actors that either apply to register or “squat” on previously acquired trademarks that are identical or related to our trademarks. In such scenarios, third parties hope to use their prior rights as leverage to extract a favorable monetary settlement or acquisition of their rights; in some instances, we are required to expend both financial and internal resources to address such filings.
Moreover, even if our applications are approved, third parties may seek to oppose, invalidate, or otherwise challenge these registrations for these same reasons, particularly as we expand our business and the number of products we offer. For example, currently, we are defending invalidation actions in China against a number of our granted registrations.
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
We currently accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS (including as a result of a data breach or other security failure) or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.
We must continue to expand and scale our information technology systems, and our failure to do so could adversely affect our business, financial condition, and results of operations.
We will need to continue to expand and scale our information technology systems and personnel to support recent and expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology and cybersecurity expertise, and building new policies, procedures, training programs, and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration, and operating expenses, acquisition, and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities, and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications, and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition, and results of operations.
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
Like other eCommerce companies, we (along with our supply chain partners) are also vulnerable to hacking, malware, supply chain attacks, computer viruses, unauthorized access, and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user errors, or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
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
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Further, Virginia, Colorado, Utah, and Connecticut have all passed privacy laws that take effect in 2023, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other states have considered similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. Further, any such claim, proceeding, or action could harm our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
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
Certain of our foreign revenue is denominated in currencies of the countries and territories where we sell our products outside of the United States. Similarly, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into long-term contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar have affected and may in the future continue to affect our net revenue and results of operations. For example, in 2022, our net revenue and results of operations have been negatively impacted by unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. As a result of such foreign currency exchange rate fluctuations, it has been and may continue to be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Changes in tax laws may impact our future financial position and results of operations.
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
•other events or factors, including those resulting from war (such as Russia’s invasion of Ukraine and the ongoing conflict), pandemics (including COVID-19), incidents of terrorism, or responses to these events; and
•the other factors described in this “Part II, Item 1A. Risk Factors” and in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
In addition, as of June 30, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 13,684,092 shares of Class B common stock and 2,350,756 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 17,417,690 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of June 30, 2022, holders of up to 44,447,372 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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

We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Although we do not currently do business in either Russia, Belarus, or Ukraine, it is not possible to predict the broader consequences of this ongoing conflict, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty this ongoing conflict’s additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which have impacted and could further impact our business, financial condition, and results of operations.
We may require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.
We intend to continue making investments to support our business growth and may require additional funds to support this growth. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. In recent months, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Any such volatility in and disruptions to the equity or debt markets, or further deterioration of such markets, including as a result of political unrest or war, may make any necessary equity or debt financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: August 9, 2022	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael Bufano
Michael Bufano
Chief Financial Officer
(Principal Financial Officer)