Form 10-Q
period 2022-09-30
Allbirds, Inc.
filed 2022-11-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2022, the number of shares of the registrant’s Class A common stock outstanding was 96,215,382 and the number of shares of the registrant’s Class B common stock outstanding was 53,137,729.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$180,727	$288,576
Accounts receivable	9,122	10,978
Inventory	126,470	106,876
Prepaid expenses and other current assets	34,953	37,938
Total current assets	351,272	444,368

Property and equipment—net	52,211	37,955
Other assets	10,085	6,106
Total assets	$413,568	$488,429

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$17,771	$30,726
Accrued expenses and other current liabilities	42,348	46,243
Deferred revenue	3,398	4,187
Total current liabilities	63,517	81,156

Noncurrent liabilities:
Other long-term liabilities	17,676	10,269
Total noncurrent liabilities	17,676	10,269
Total liabilities	$81,193	$91,425

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 96,217,296 and 49,016,511 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	5
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 53,137,729 and 98,036,009 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	10
Additional paid-in capital	553,333	533,709
Accumulated other comprehensive (loss) income	(7,097)	666
Accumulated deficit	(213,876)	(137,386)
Total stockholders’ equity	332,375	397,004

Total liabilities and stockholders’ equity	$413,568	$488,429
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$72,651	$62,711	$213,588	$180,253
Cost of revenue	40,120	28,776	120,263	82,370
Gross profit	32,531	33,935	93,325	97,883
Operating expense:
Selling, general, and administrative expense	45,391	33,017	125,853	85,549
Marketing expense	12,654	12,794	42,294	38,808
Total operating expense	58,045	45,811	168,147	124,356
Loss from operations	(25,514)	(11,876)	(74,822)	(26,473)
Interest expense	(35)	(53)	(107)	(141)
Other income (expense)	155	(2,039)	393	(8,019)
Loss before provision for income taxes	(25,394)	(13,968)	(74,536)	(34,632)
Income tax benefit (provision)	153	167	(1,953)	(298)
Net loss	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Other comprehensive loss:
Foreign currency translation loss	(3,690)	(699)	(7,763)	(1,029)
Total comprehensive loss	$(28,931)	$(14,500)	$(84,252)	$(35,959)

Per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.25)	$(0.52)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,267,269	55,590,320	148,481,459	54,631,455
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - June 30, 2021	—	$—	54,894,072	$5	$70,588	$1,626	$(113,144)	$(40,925)	70,990,919	$204,049
Exercise of stock options	—	—	1,587,852	—	2,610	—	—	2,610	—	—
Exercise of common stock warrants	—	—	30,683	—	39	—	—	39	—	—
Vesting of common stock warrants	—	—	—	—	793	—	—	793	—	—
Stock-based compensation	—	—	—	—	2,627	—	—	2,627	—	—
Comprehensive loss	—	—	—	—	—	(699)	—	(699)	—	—
Net loss	—	—	—	—	—	—	(13,802)	(13,802)	—	—
BALANCE - September 30, 2021	—	$—	56,512,607	$5	$76,657	$927	$(126,946)	$(49,357)	70,990,919	$204,049

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320	—	$—
Exercise of stock options	—	—	121,576	—	323	—	—	323	—	—
Exercise of common stock warrants, net of shares withheld for exercise	—	—	3,750	—	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—		—	—	—	—	—
Vesting of restricted stock units	364,914	—	—	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	1,454,686	1	(1,454,686)	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,125	—	—	6,125	—	—
Comprehensive loss	—	—	—	—	—	(3,690)	—	(3,690)	—	—
Net loss	—	—	—	—	—	—	(25,241)	(25,241)	—	—
BALANCE - September 30, 2022	96,217,296	$10	53,137,729	$5	$553,333	$(7,097)	$(213,876)	$332,375	—	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2020	—	$—	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Exercise of stock options	—	—	2,553,187	—	4,409	—	—	4,409	—	—
Exercise of common stock warrants	—	—	276,151	—	354	—	—	354	—	—
Vesting of common stock warrants	—	—	—	—	793	—	—	793	—	—
Stock-based compensation	—	—	—	—	6,553	—	—	6,553	—	—
Comprehensive loss	—	—	—	—	—	(1,029)	—	(1,029)	—	—
Net loss	—	—	—	—	—	—	(34,930)	(34,930)	—	—
BALANCE - September 30, 2021	—	$—	56,512,607	$5	$76,657	$927	$(126,946)	$(49,357)	70,990,919	$204,049

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004	—	$—
Exercise of stock options	—	—	1,734,516	—	2,586	—	—	2,586	—	—
Exercise of common stock warrants, net of shares withheld for exercise	—	—	25,717	—	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843	—	—	843	—	—
Vesting of restricted stock units	367,414	—	—	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539	—	—
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823	—	—
Conversion of Class B shares into Class A common stock	46,661,445	5	(46,661,445)	(5)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,833	—	—	14,833	—	—
Comprehensive loss	—	—	—	—	—	(7,763)	—	(7,763)	—	—
Net loss	—	—	—	—	—	—	(76,489)	(76,489)	—	—
BALANCE - September 30, 2022	96,217,296	$10	53,137,729	$5	$553,333	$(7,097)	$(213,876)	$332,375	—	$—
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,489)	$(34,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,129	6,532
Amortization of debt issuance costs	37	37
Stock-based compensation	14,785	7,346
Inventory write-down	12,675	—
Change in fair value of preferred stock warrant liability	—	7,242
Changes in assets and liabilities:
Accounts receivable	1,563	(112)
Inventory	(34,890)	(40,753)
Prepaid expenses and other current assets	(1,939)	(11,542)
Other assets	(3,839)	—
Accounts payable and accrued expenses	(12,054)	17,262
Other long-term liabilities	7,674	3,876
Deferred revenue	(810)	(454)
Net cash used in operating activities	(82,158)	(45,496)

Cash flows from investing activities:
Purchase of property and equipment	(24,957)	(17,633)
Changes in security deposits	(610)	(686)
Net cash used in investing activities	(25,567)	(18,319)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,738	4,409
Taxes withheld and paid on employee stock awards	(152)	—
Proceeds from issuance of common stock under the employee stock purchase plan	823	—
Proceeds from the exercise of common stock warrants	—	354
Repayment of non-recourse promissory note	539	—
Payments of deferred offering costs	(744)	(2,458)
Net cash provided by financing activities	3,204	2,305

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,698)	(371)
Net decrease in cash, cash equivalents, and restricted cash	(107,219)	(61,880)
Cash, cash equivalents, and restricted cash—beginning of period	288,576	127,251
Cash, cash equivalents, and restricted cash—end of period	$181,357	$65,371

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$97
Cash paid for taxes	$1,366	$339
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,299	$603
Non-cash exercise of common stock warrants	$35	$—
Stock-based compensation included in capitalized internal-use software	$892	$—
Deferred offering costs included in accrued liabilities	$—	$2,120

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$180,727	$65,371
Restricted cash included in prepaid expenses and other current assets	630	—
Total cash, cash equivalents, and restricted cash	$181,357	$65,371
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.DESCRIPTION OF BUSINESS
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Headquartered in San Francisco, California, Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from sales directly to consumers via our digital and store channels.
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
Certain monetary amounts, percentages, and other figures included elsewhere in these condensed consolidated financial statements and accompanying notes have been subject to rounding adjustments. As such, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
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
Coronavirus (“COVID-19”) Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and during 2020 and 2021 expanded into a worldwide pandemic, leading to significant business and supply chain disruptions. During the three and nine months ended September 30, 2022, aspects of our business continued to be affected by COVID-19. During these periods, the vast majority of our retail stores around the world remained open. To date, we have not permanently closed any of our retail stores due to COVID-19. Our distribution centers and retail stores continue to operate with restrictive and precautionary measures in place, subject to national, state, and local rules and regulations. At times, our suppliers and logistical service providers have experienced disruptions that have affected our operations worldwide. Similar impacts or other disruptions could occur in the future. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the future impact on our results of operations, cash flows, or financial condition.
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
Accounts Receivable—Accounts receivable results from sales to customers, including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days. Credit card receivables were $1.9 million as of September 30, 2022 and $2.2 million as of December 31, 2021.
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
condensed consolidated statements of operations and comprehensive loss. In addition to this ongoing provision process, during the three months ended June 30, 2022 we recorded a specific reserve to write-down approximately $9.8 million of inventory, primarily related to certain first-generation apparel products as a result of a change in apparel strategy, demand for these products, and age of merchandise. During three months ended September 30, 2022, we made adjustments to the specific reserve. The reserve was reduced for inventory liquidated during the quarter by $3.8 million. The reserve was increased by $1.0 million to reflect management’s current estimate of net realizable value for certain products based on forecasted demand and market conditions, for a specific ending reserve of $6.9 million.
Revenue Recognition—Our primary source of revenue is from sales of shoes and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to customers for orders placed online, and at the point of sale for retail sales in the store, which is when our performance obligation is satisfied. For the three and nine months ended September 30, 2022, we recognized $1.0 million and $3.1 million, respectively, of revenue that was deferred as of December 31, 2021, and for the three and nine months ended September 30, 2021, we recognized $0.8 million and $2.4 million, respectively, of revenue that was deferred as of December 31, 2020. As of September 30, 2022 and December 31, 2021, we had $0.3 million and $0.7 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.1 million and $3.5 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. The deferred revenue balance of $3.4 million at September 30, 2022 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of September 30, 2022 and December 31, 2021 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and nine months ended September 30, 2022 and 2021. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital channel, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$56,083	$47,749	$164,229	$132,854
International	16,568	14,962	49,359	47,399
Total net revenue	$72,651	$62,711	$213,588	$180,253
Restricted Cash—Restricted cash serves as collateral for a bond with the United States Customs and Border Protection (“CBP”), which allows us to take possession of our inventory before all formalities with the CBP are completed for imported products. As of September 30, 2022 and December 31, 2021, we had $0.6 million and $0.0 million of restricted cash, respectively.
Foreign Currency Translation and Transactions—The functional currency for each subsidiary included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country. Adjustments resulting from translating foreign functional currency financial statements of our global subsidiaries into U.S. dollars are included in the foreign currency translation adjustment in other comprehensive loss, which is a component of accumulated other comprehensive income or loss included in stockholders' equity. The remeasurement of our global subsidiaries’ assets and liabilities, which are denominated in a foreign currency, are recorded in other income (expense), within the condensed consolidated statements of operations and comprehensive loss.
Fair Value Measurements—Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets and liabilities that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 8, Fair Value Measurements.
Exit Activities—In the third quarter of 2022, we announced plans to streamline workflows and lower operating costs. As part of this effort, we reduced our global corporate workforce by terminating 23 individuals, representing approximately 8% of our global corporate workforce, resulting in severance and employee-related termination costs, including stock-based compensation, recognized during the third quarter of 2022 within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. We expect to complete remaining reductions by the end of 2022, and we expect the expense associated with these terminations to be immaterial. In addition, we ceased the use of one of our corporate office leases in the United States and recognized immaterial cease use charges within selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. We plan to move out of an additional corporate office lease in the United States in the fourth quarter of 2022, and until the cease use date is known, the timing and fair value of expenses incurred as a result of the cease use cannot be reasonably estimated.
The following table presents a roll-forward of our severance and employee-related termination costs, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Severance and employee-related termination costs
Balance as of June 30, 2022	$—
Charges	665
Cash Payments	(496)
Balance as of September 30, 2022	$169
Emerging Growth Company—As an “emerging growth company,” the Jumpstart Our Business Startups Act, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. For certain pronouncements, we have elected to use the adoption dates applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. ASU 2016-02 can be applied on a modified retrospective basis, in which entities can present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. In June 2020, the FASB issued Accounting Standards Update 2020-05, Effective Dates for Certain Entities, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted ASU 2016-02. Under the amended guidance, the leasing standard will be effective for our fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We intend to adopt the standards and related disclosures for our fiscal year ending December 31, 2022, and interim periods within our fiscal year ending December 31, 2023. Based on our lease portfolio as of January 1, 2022, we preliminarily estimate the impact of adoption of ASU 2016-02 to increase our total assets in the range of $65 million to $80 million and our total liabilities in the range of $75 million to $90 million. We do not expect a material impact on our consolidated statements of operations and comprehensive loss. As we continue to finalize the implementation of new processes and the assessment of the impact of this adoption on our consolidated financial statements, the preliminary estimated impacts disclosed can change and the final impact will be known once the adoption is completed during the fourth quarter of 2022.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. In November 2019, the FASB issued Accounting Standards Update 2019-10, which deferred the effective date for nonpublic entities, including emerging growth companies, that had not yet adopted ASU 2016-13. Under the amended guidance, the standard will be effective for our fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
3.INVENTORY
Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Finished goods	$135,199	$108,585
Reserve to reduce inventories to net realizable value	(8,729)	(1,709)
Total inventory	$126,470	$106,876

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.PROPERTY AND EQUIPMENT - NET
Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$37,025	$27,137
Furniture and fixtures	22,697	15,276
Internal-use software	20,706	14,453
Machinery and equipment	885	780
Computers and equipment	1,724	1,236
Total property and equipment - gross	83,037	58,882
Less: accumulated depreciation and amortization	(30,826)	(20,927)
Total property and equipment - net	$52,211	$37,955
Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $4.1 million and $11.2 million, respectively, and for the three and nine months ended September 30, 2021 was $2.4 million and $6.7 million, respectively, recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, unamortized capitalized internal-use software costs were $14.6 million and $10.6 million, respectively.
As of September 30, 2022, the vast majority of our retail stores around the world remained open. To date, we have not permanently closed any of our retail stores due to COVID-19. We performed a qualitative assessment of impairment indicators by asset group, including as a result of COVID-19, macroeconomic factors, and company-specific factors, and determined no impairment charge was considered necessary as a result of the analysis.
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid expenses	$6,670	$7,865
Inventory returns receivable	760	1,351
Security deposits	823	1,106
Tax receivable	21,036	22,594
Other receivables	5,034	5,022
Restricted cash	630	—
Total prepaid expenses and other current assets	$34,953	$37,938
In the second quarter of 2022, the receipt of a refund associated with a tax loss carryback was determined to extend past 12 months, based on current facts and circumstances. Therefore, $3.8 million of tax receivable was reclassified from prepaid expenses and other current assets, where it was recorded in periods prior to June 30, 2022, to other assets on the condensed consolidated balance sheet as of June 30, 2022 and September 30, 2022.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.OTHER ASSETS
Other assets consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Investment in equity securities	$2,250	$2,250
Tax receivable	3,839	—
Security deposits	3,569	3,025
Intangible assets	255	622
Debt issuance costs	70	107
Deferred tax assets	102	102
Total other assets	$10,085	$6,106
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and nine months ended September 30, 2022.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). The SAFE provides that we will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap. If there is a liquidity event, such as a change in control or initial public offering, we will have the option of receiving a cash payment equal to the purchase amount or receiving a number of shares of common stock based on the purchase amount divided by the liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and nine months ended September 30, 2022.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years, and we recorded amortization charges of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, which are recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Sales-refund reserve	$3,189	$5,452
Taxes payable	19,280	17,930
Employee-related liabilities	5,972	5,021
Accrued expenses	13,907	17,840
Total accrued expenses and other current liabilities	$42,348	$46,243
8.FAIR VALUE MEASUREMENTS
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
In November 2021, immediately prior to the completion of the IPO and pursuant to the terms of the convertible preferred stock warrants, there was an automatic exchange of the outstanding convertible preferred stock warrants for shares of Class B common stock on a one-to-one basis. As a result, the final remeasurement date of the preferred stock warrant liability was on November 3, 2021, and the preferred stock warrant liability was reclassified to additional paid-in capital. As of September 30, 2022 and December 31, 2021, there was no preferred stock warrant liability remaining on our condensed consolidated balance sheets; therefore, there was no impact to other income (expense) for the three and nine months ended September 30, 2022.
The following tables present a summary of the changes in fair value of our Level 3 liabilities for the three and nine months ended September 30, 2021, included within other income (expense) in our condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Warrants
Balance at June 30, 2021	$11,243
Increase in fair value included in other income (expense)	1,844
Balance at September 30, 2021	$13,087

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Warrants
Balance at December 31, 2020	$5,845
Increase in fair value included in other income (expense)	7,242
Balance at September 30, 2021	$13,087
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and nine months ended September 30, 2022 and 2021, there were no observable price changes or impairments. As of September 30, 2022 and December 31, 2021, the carrying value of our investments was $2.3 million.
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
The Credit Agreement contains customary events of default and financial covenants. As of September 30, 2022 and December 31, 2021, we were in compliance with these covenants.
As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement.
10.STOCKHOLDERS’ EQUITY
As of September 30, 2022 and December 31, 2021, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001.
Preferred Stock
In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock, and we reclassified

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
$204.0 million of convertible preferred stock to additional paid-in capital. As of September 30, 2022 and December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
As of September 30, 2022 and December 31, 2021, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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
Voting—Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and holders of Class B common stock are entitled to 10 votes per share on all matters to be voted upon by the stockholders. The holders of our Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of our stockholders, unless otherwise required by Delaware law or our amended and restated certificate of incorporation. Delaware law could require either holders of our Class A common stock or Class B common stock to vote separately as a single class in the following circumstances: (i) if we were to seek to amend our amended and restated certificate of incorporation to increase or decrease the par value of a class of our capital stock, then that class would be required to vote separately to approve the proposed amendment; and (ii) if we were to seek to amend our amended and restated certificate of incorporation in a manner that alters or changes the powers, preferences or special rights of a class of our capital stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment. As a result, in these limited instances, the holders of a majority of the Class A common stock could defeat an amendment to our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation does not provide for cumulative voting for the election of directors.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Shares of common stock reserved for future issuance as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	13,164,180	16,181,331
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	2,426,088	189,342
Restricted stock units outstanding	5,081,676	160,227
Performance stock units outstanding	787,660	—
Shares available for future grants	13,677,314	14,306,487
2021 Employee Stock Purchase Plan:
Shares available for future grants	4,230,831	2,932,232
Total shares of common stock reserved for future issuance	39,367,749	33,769,619
Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
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
stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock on a one-to-one basis and we reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion. As of September 30, 2022 and December 31, 2021, there were no preferred stock warrants outstanding.
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. The value of our Preferred Stock warrants were estimated using the probability weighted-average values from (i) a Black-Scholes calculation and (ii) an option pricing model. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability were recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, we had no preferred stock warrant liability recorded on our condensed consolidated balance sheets.
Common Stock Warrants
Through 2019, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model. The following tables are summaries of the terms of the warrants and warrant activity:

Date of issuance	October 2015/ March 2016	October 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Vested
Expiration	October 2024	October 2026	July 2028	July 2028

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised during the nine months ended September 30, 2021	—	—	276,151
Outstanding at September 30, 2021	717,225	157,580	30,684
Outstanding at December 31, 2021	—	—	30,684
Exercised during the nine months ended September 30, 2022	—	—	30,684
Outstanding at September 30, 2022	—	—	—

Fair value at September 30, 2022 (in thousands)	$—	$—	$—
In February 2022, we issued 21,967 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 25,570 warrants, and in August 2022, we issued 3,750 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 5,114 warrants, each with an exercise price of $1.282. Therefore, as of September 30, 2022, there were no common stock warrants outstanding.
July 2018 Common Stock Warrants—In July 2018, as part of an agreement with West Investments V, LLC for various marketing services, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28, and vested ratably over 36 months beginning in 2019 when services were first rendered. In accordance with the agreement, expenses are recognized in the period services are received. We recorded $0.0 million and $1.0 million in common stock warrant expense for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.STOCK TRANSACTIONS
On September 5, 2018, we received a promissory note from an employee in consideration for the early exercise of 825,000 shares of common stock options. In June 2020, the employee resigned from the company and the promissory note was amended and restated to reflect the loan amount related to the vested shares, and the cancellation of indebtedness and our repurchase of the employee’s unvested shares. The promissory note is secured by the underlying shares of common stock and bears interest at the lesser of 2.86% per annum or the maximum rate permissible by law (which under the laws of the State of California shall be deemed to be the laws relating to permissible rates of interest on commercial loans). During the third quarter of 2022, the promissory note was paid in full, including all accrued interest. The repayment of $0.5 million was recognized in additional paid-in capital in stockholder’s equity on the condensed consolidated balance sheet. The associated shares are legally outstanding and were historically included in shares of common stock outstanding in the condensed consolidated financial statements, but were historically excluded from our net loss per share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid. After repayment of the loan, the vested shares are now considered outstanding for purposes of our net loss per share calculations.
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum. As of September 30, 2022, the promissory note was outstanding.
Since the notes are limited recourse notes, the note receivables are not reflected in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2021 and September 30, 2022, and changes during the nine month period ended September 30, 2022, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,370,673	$4.23	7.70	$177,593
Granted	2,298,160	4.61
Exercised	(1,734,516)	1.47		9,555
Forfeited	(1,092,624)	4.68
Cancelled	(251,425)	5.11
Outstanding at September 30, 2022	15,590,268	3.74	6.79	7,855
Vested and exercisable at September 30, 2022	8,809,969	3.17	5.48	—
The weighted-average fair value of options granted during the three and nine months ended September 30, 2022 was $1.80 and $2.69 per share, respectively, and $5.26 and $6.85 for the three and nine months ended September 30, 2021, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the three and nine months ended September 30, 2022 and 2021, for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.86%	0.90%	2.78%	0.95%
Dividend yield	—	—	—	—
Volatility	43.42%	51.33%	47.28%	51.76%
Expected lives (in years)	6.13	5.96	5.92	5.97
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
$4.39 per share, which represented the closing market price of our Class A common stock on May 20, 2022 (the “Repricing Date”). No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Repricing, vested and unvested stock options outstanding as of the Repricing Date, with original exercise prices ranging from $4.70 to $14.45, were repriced. The repricing resulted in one-time incremental stock-based compensation expense of $1.6 million, of which $0.1 million was related to vested stock options and was recognized on the Repricing Date in the second quarter of 2022, and $1.5 million was related to unvested stock options, which will be recognized on a straight-line basis over the remaining requisite service period of the repriced stock options.
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
RSU activity during the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	160,227	$22.33
Granted	5,733,376	4.79
Vested	(367,414)	4.56
Forfeited	(444,513)	5.99
Unvested at September 30, 2022	5,081,676	$5.25
Performance Stock Units
In May 2022, we granted a target amount of 0.8 million RSUs with market-based and service-based vesting conditions (“PSUs”) to certain executives. The market vesting criteria is based on achievement of certain total shareholder return (“TSR”) results relative to the S&P Total Market Consumer Discretionary Index (the “Index”) during a one-year, two-year, and three-year performance period, respectively, beginning on June 1, 2022, and ending on May 31, 2025. The market condition allows for a range of vesting from 0% to 150% of the target amount, depending on the relative TSR achieved by us against the Index. In addition to the market condition, these PSUs are subject to the continuing service of the executives and vest in three equal annual installments. The fair value of

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PSUs is measured on the grant date using a Monte Carlo simulation model. Each of the three performance periods is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively).

	Number of Shares	Grant Date Fair Value per Share	Requisite Service Period
Tranche 1	262,553	$4.77	June 1, 2022 - May 31, 2023
Tranche 2	262,553	$5.16	June 1, 2022 - May 31, 2024
Tranche 3	262,554	$5.41	June 1, 2022 - May 31, 2025
The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.6 million and $0.8 million, respectively, for the three and nine months ended September 30, 2022 as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity during the nine months ended September 30, 2022 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	—	$—
Granted	787,660	5.11
Unvested at September 30, 2022	787,660	$5.11
Stock-Based Compensation Expense
Stock-based compensation expense, included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation, net of amounts capitalized	$5,793	$1,725	$13,942	$6,553
Capitalized stock-based compensation	333	—	892	—
Total stock-based compensation	$6,126	$1,725	$14,834	$6,553
As of September 30, 2022, there was approximately $20.8 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.35 years. There was approximately $23.9 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.74 years. There was approximately $3.2 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.67 years.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14.INCOME TAXES
Income tax benefit (provision) was $0.2 million and ($2.0) million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and ($0.3) million for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was (0.6%) and 2.6%, respectively, compared to (1.2)% and 0.8% for the three and nine months ended September 30, 2021, respectively. The increase in provision for income taxes and effective tax rate is primarily due to withholding tax obligations in the United States on royalties from foreign jurisdictions.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of September 30, 2022, we are subject to examination by various tax authorities for 2016 through 2021. During the nine months ended September 30, 2022, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
15.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of September 30, 2022, the ultimate liability of the Company, if any, is not expected to have a material effect on our financial position or operations.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,267,269	55,590,320	148,481,459	54,631,455
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.25)	$(0.52)	$(0.64)

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	September 30, 2022	September 30, 2021
Outstanding stock options	15,590,268	17,957,111
Convertible preferred stock	—	70,990,919
Convertible preferred stock warrants	—	1,104,560
Common stock warrants	—	936,172
2021 ESPP	53,803	—
RSUs	5,081,676	—
PSUs	787,660	—
Total anti-dilutive securities	21,513,407	90,988,762
17.BENEFIT PLAN
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and nine months ended September 30, 2022 and 2021. We made $0.4 million and $1.0 million in matching contributions for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. We have no intention to terminate the plan.
18.SUBSEQUENT EVENTS
We have evaluated events occurring through November 9, 2022, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 51 stores as of September 30, 2022. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Recent Financial Performance
•We grew net revenue approximately 15.9% and 18.5% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, and 53.8% and 52.5% as compared to the same periods in 2020. Adjusted net revenue grew approximately 15.1% and 18.2% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.
•Gross margin decreased to 44.8% and 43.7% for the three and nine months ended September 30, 2022, respectively, as compared to 54.1% and 54.3% for the same periods in 2021. Adjusted gross margin was 47.8% and 50.2% for the three and nine months ended September 30, 2022, respectively.
•We reported a net loss of $25.2 million and $76.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $13.8 million and $34.9 million for the same periods in 2021. Adjusted net loss was $22.4 million and $62.3 million for the three and nine months ended September 30, 2022, respectively.
•We reported adjusted EBITDA losses of $12.7 million and $34.1 million for the three and nine months ended September 30, 2022, respectively, as compared to losses of $6.3 million and $12.1 million for the same periods in 2021.
Adjusted net revenue, adjusted gross profit, adjusted gross margin, adjusted net loss, and adjusted EBITDA each exclude the impact of certain revenues and costs associated with our simplification initiatives as described in the recent developments section below. Adjusted net revenue, adjusted gross margin, adjusted net loss, and adjusted EBITDA are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted net revenue, adjusted gross margin, adjusted net loss, and adjusted EBITDA, as well as a reconciliation of these adjusted financial measures to their most directly comparable GAAP financial measures.
Recent Developments
Simplification Initiatives
In August 2022, we announced the implementation of simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. We expect these initiatives to result in estimated annualized selling, general, and administrative expense savings of approximately $13 million to $15 million.
Our supply chain initiatives include reduction of logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which includes non-recurring inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. We recognized $11.6 million and $2.4 million of inventory write-down expense in the second and third quarters of 2022, respectively. We also recognized $0.5 million of revenue related to the liquidation of end of life inventory in the third quarter of 2022.
Our selling, general, and administrative expense initiatives include slowing the pace of corporate new hires and backfills for departing employees, reducing our global corporate workforce, and reducing corporate office space to reflect a new hybrid working environment. In the third quarter, we reduced our global corporate workforce by approximately 8%. The expenses related to severance and other employee termination-related costs, including the impact of stock-based compensation, were $0.7 million and substantially recognized during the third quarter of 2022. We expect to complete remaining reductions by the end of 2022, and we expect the expense associated with these terminations to be immaterial. The cease use expenses of $0.2 million of one of our corporate office leases in the United States were recognized in the third quarter of 2022 We plan to cease the use of an additional corporate office lease in the United States in the fourth quarter of 2022, and until the cease use date is known, the timing and fair value of expenses incurred as a result of the cease use cannot be reasonably estimated.
Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be, affected by a number of factors, including the following:
Ability to Increase Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Allbirds is still relatively unknown to consumers worldwide, underscoring a large opportunity to scale our customer base and drive future growth. Our continued focus on elevating our product offerings combined with our differentiated brand approach and authenticity is critical to attracting new customers and increasing closet share. Further, we must continue to emphasize our commitment to people, the planet, and our investors in order to further increase our reach and highlight the integrity of our brand.
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. Starting in 2022, we began to selectively enter into retail partnerships with third parties, such as Nordstrom in the United States and Zalando in Europe, to distribute our products on a limited basis in an effort to build brand awareness and establish greater customer credibility in the market for our performance products.
Continued Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our large and growing base of existing customers. We aim to grow our closet share within our existing customer base, especially as we expand into new product categories and line extensions. We believe we must continue to innovate with new products in order to drive consumer engagement and increase our closet share. While we continue to innovate with new products, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our long-trusted commitment to offering the most comfortable, high performance, and sustainable products. Our continued growth within our existing customer base will depend in part on our ability to continue to innovate with new products appealing to our existing customers.
Execution of Our Vertical Retail Distribution Strategy and Growth of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of medium to long-term profitability. We believe this seamless consumer buying experience is important to meeting the needs of our growing customer base while also growing revenue.
We believe that growing our store footprint in the United States and internationally will help grow brand awareness, allow us to be in closer proximity to new customers, and generate omni-channel sales growth. We expect net revenue and gross margin to benefit from increased sales through our physical retail channel, due to a lower return rate and decreased shipping costs. We have also seen a corresponding increase in digital traffic and digital sales as a result of new store openings in certain markets. Furthermore, as we grow our store footprint, we believe we will be able to expand our valuable multi-channel customer base.
We believe our omni-channel growth strategy will continue to utilize investments in store build outs, field infrastructure, and technology to ensure that our model reaches new customers, runs in a cost-efficient manner, and provides continued innovation in the customer buying experience. Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
United States	11	12	12	15	19	23	27	32	38
International[1]	10	10	10	12	12	12	12	14	13
Total stores	21	22	22	27	31	35	39	46	51
Growing Our Product Innovation Platform
Innovation has been core to the Allbirds brand since our inception in 2015. Our future innovation and product pipeline will depend, in part, on our ability to apply our expertise in materials science to source and commercialize materials that are sustainable, durable, and comfortable. Our success in leveraging these materials in our products is partially reliant on the ability of our manufacturing and supply chain partners to produce and distribute these materials at scale. It also takes months of testing before we commercialize new materials and products, which could cause delays in our existing growth plans. In addition, these initiatives may require ongoing investments which may lead to additional expenses that could delay our ability to achieve medium to long-term profitability. For example, in the third quarter of 2022, we debuted a new shoe within our lifestyle footwear offering, the Plant Pacer, which uses 100% plastic- and petroleum-free MIRUM plant leather from Natural Fiber Welding, Inc.
1 In the third quarter of 2022, we opened two new international stores and had three store leases expire, resulting in a net reduction of one lease.

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
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, the strengthening of the U.S. dollar in relation to foreign currencies, the crises in Ukraine, and the COVID-19 pandemic, could result in fluctuations in our results of operations. For example, we implemented price increases for certain of our products in 2021 and 2022, and it is uncertain if we will have to consider additional price increases in response to increasing costs of inventory, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with a larger percentage of our sales occurring during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 35.0% and 36.2% of our full year net revenue during the fourth quarters of 2021 and 2020, respectively.
Impact of COVID-19
The COVID-19 pandemic continues to impact the global economy and cause disruption and volatility. While the vast majority of our retail stores were open during the three and nine months ended September 30, 2022, certain locations in China and Europe were temporarily closed based on government and health authority guidance. To date, we have not permanently closed any of our retail stores due to COVID-19. Further, despite volatile sourcing and logistics headwinds, we were able to launch several new product styles during the third quarter of 2022, including the Pacer in both canvas and plant leather, as well as woven versions of our Wool Piper and Wool Lounger.
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
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party wholesalers. As of September 30, 2022, the vast majority of our sales are through our digital channels and leased retail stores. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers. Revenue is recognized when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs when products are shipped to customers for orders placed online, and at the point of sale for sales at a retail store. We expect net revenue to increase over time as we expand our business, both digitally and via our retail stores.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-downs or write-offs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers. We expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue over time as a result of our expected gross margin improvement from strategy and growth initiatives.
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the channels through which we sell our products, price increases or decreases, the innovation initiatives we undertake in each product category, cost drivers, such as commodity prices, transportation rates, manufacturing costs, and inventory write-downs, among other factors. We expect that the combination of our strategy and growth initiatives will result in both a topline expansion and operational leverage, leading to a strong gross margin profile.
Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense, or SG&A, consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes rent expense and associated utilities for corporate offices and retail stores, depreciation and amortization expense, software costs, third-party professional fees, public company operating costs, and costs related to other office functions. During the third quarter of 2022, we reduced our global corporate workforce by 8% as part of an effort to streamline workflows and lower operating costs. We further anticipate in 2022 and beyond executing on certain other cost control actions, including reducing our hiring and ceasing the use of two of our corporate offices in the United States. We expect these actions to reduce costs included in SG&A, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions. Inclusive of these cost control actions, we still expect total SG&A expense to increase over time.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to continue to increase in absolute dollars as we continue to expand our brand awareness, introduce new product innovations across multiple product categories, and implement new marketing strategies.
Interest Expense
Interest expense primarily consists of interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A., or the Credit Agreement. We expect interest costs to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.

Other Income (Expense)
Other income (expense) consists of gains or losses on foreign currency, gains or losses on sales of property and equipment, changes in the fair value of our equity investments, and changes in the fair value of our preferred stock warrant liability.
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
Income Tax Benefit (Provision)
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of September 30, 2022.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Statements of Operations Data:
Net revenue	$72,651	$62,711	$213,588	$180,253
Cost of revenue	40,120	28,776	120,263	82,370
Gross profit	32,531	33,935	93,325	97,883
Operating expense:
Selling, general, and administrative expense(1)(2)	45,391	33,017	125,853	85,549
Marketing expense	12,654	12,794	42,294	38,808
Total operating expense	58,045	45,811	168,147	124,356
Loss from operations	(25,514)	(11,876)	(74,822)	(26,473)
Interest expense	(35)	(53)	(107)	(141)
Other income (expense)	155	(2,039)	393	(8,019)
Loss before provision for income taxes	(25,394)	(13,968)	(74,536)	(34,632)
Income tax benefit (provision)	153	167	(1,953)	(298)
Net loss	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Other comprehensive loss:
Foreign currency translation loss	(3,690)	(699)	(7,763)	(1,029)
Total comprehensive loss	$(28,931)	$(14,500)	$(84,252)	$(35,959)

________________
(1)Includes stock-based compensation expense of $5.8 million and $13.9 million for the three and nine months ended September 30, 2022, respectively, and $2.6 million and $6.6 million for the three and nine months ended September 30, 2021, respectively.
(2)Includes depreciation and amortization expense of $4.1 million and $11.2 million for the three and nine months ended September 30, 2022, respectively, and $2.4 million and $6.7 million for the three and nine months ended September 30, 2021, respectively.
The following table sets forth our condensed consolidated results of operations as a percentage of net revenue, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.2%	45.9%	56.3%	45.7%
Gross profit	44.8%	54.1%	43.7%	54.3%
Operating expense:
Selling, general, and administrative expense	62.5%	52.6%	58.9%	47.5%
Marketing expense	17.4%	20.4%	19.8%	21.5%
Total operating expense	79.9%	73.1%	78.7%	69.0%
Loss from operations	(35.1)%	(18.9)%	(35.0)%	(14.7)%
Interest expense	0.0%	(0.1)%	(0.1)%	(0.1)%
Other income (expense)	0.2%	(3.3)%	0.2%	(4.4)%
Loss before provision for income taxes	(35.0)%	(22.3)%	(34.9)%	(19.2)%
Income tax benefit (provision)	0.2%	0.3%	(0.9)%	(0.2)%
Net loss	(34.7)%	(22.0)%	(35.8)%	(19.4)%
Other comprehensive loss:
Foreign currency translation loss	(5.1)%	(1.1)%	(3.6)%	(0.6)%
Total comprehensive loss	(39.8)%	(23.1)%	(39.4)%	(19.9)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Net Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenue	$72,651	$62,711	$9,940	15.9%
Net revenue increased by $9.9 million, or 15.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. Our sales growth was primarily driven by a 16% increase in the number of orders, mostly driven by retail store sales as a result of more retail stores opened in 2022 versus 2021, and a slight increase in average order value. Net revenue also includes approximately $0.5 million of revenue related to liquidation of end of life inventory. We expect this amount to increase modestly for the remainder of 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$40,120	$28,776	$11,344	39.4%
Gross profit	32,531	33,935	(1,404)	(4.1)%
Gross margin	44.8%	54.1%		(17.2)%
Cost of revenue increased by $11.3 million, or 39.4%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase in the volume of units sold, an increase in freight expenses for transporting inventory, and an increase in costs related to inventory optimization, primarily inventory write-downs and liquidation of end of life inventory.
Gross profit decreased by $1.4 million, or 4.1%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in gross profit was driven by a $6.8 million decrease in gross margin rate, partially offset by a $5.4 million increase in the volume of units sold.
Our gross margin decreased to 44.8% for the three months ended September 30, 2022 from 54.1% in the same period in 2021, primarily due to costs related to inventory optimization, primarily inventory write-downs and liquidation of end of life inventory, higher logistics costs, and unfavorable foreign exchange rates, partially offset by a higher mix of margin accretive retail store sales. We expect these factors to continue to negatively impact gross margin for the remainder of 2022.
Operating Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$45,391	$33,017	$12,374	37.5%
Marketing expense	12,654	12,794	(140)	(1.1)%
Total operating expense	$58,045	$45,811	$12,234	26.7%
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $12.4 million, or 37.5%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase of $3.6 million in personnel and related expenses as a result of higher headcount and severance payments for terminated employees as part of our simplification initiatives, an increase of $2.6 million in rent expense as a result of an increased number of stores in operation, an increase of $2.3 million in stock-based compensation as a result of additional stock grants for new and existing employees, and an increase of $2.1 million of depreciation and amortization expense as a result of acquiring assets for the build out of new stores and new internally developed software projects during the period. The remaining $1.8 million increase was composed of other miscellaneous operating and third-party expenses and fees, including additional recurring expenses as a result of becoming a public company.
Marketing Expense
Marketing expense decreased by $0.1 million, or 1.1%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily driven by increased efficiencies in our digital advertising.
Interest Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(35)	$(53)	$18	(34.0)%
Interest expense decreased by $18 thousand, or 34.0%, for the three months ended September 30, 2022 as compared to the same period in 2021, primarily driven by an increase in interest income, offset by increased interest expense related to our Credit Agreement.
Other Income (Expense)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$155	$(2,039)	$2,194	NM
NM = Not meaningful
Other income (expense) increased by $2.2 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in other income (expense) was primarily due to a decrease of $1.8 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in the second quarter of 2021 that was not present in the same period in 2022 and an increase of $0.3 million related to a gain on foreign currency.
Income Tax Benefit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax benefit	$153	$167	$(14)	(8.4)%
Income tax benefit decreased by $14 thousand, or 8.4%, for the three months ended September 30, 2022 as compared to the same period in 2021. The change was primarily due to a mix of geographic income that resulted in differences in the effective tax rates for the periods being compared, as well as withholding tax obligations accrued from 2018 onwards in the United States on royalties from foreign jurisdictions, along with increased state income tax liability.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenue	$213,588	$180,253	$33,335	18.5%
Net revenue increased by $33.3 million, or 18.5%, for the nine months ended September 30, 2022, as compared to the same period in 2021. Our sales growth was primarily driven by an increase of $31.4 million in the United States, driven by an increase in the number of orders and an increase in average order value, which was in turn driven by increased average units per order and price increases of existing products. The remaining increase of $1.9 million was driven by a higher volume of units sold internationally as compared to the same period in 2021, despite the negative impacts of external headwinds, including COVID-19 restrictions in China, a decrease in discretionary consumer spending as a result of increasing inflation, the crisis in Ukraine in Europe, and unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. We expect the impact of these external headwinds to continue for the remainder of 2022. Net revenue also includes approximately $0.5 million of revenue related to liquidation of end of life inventory. We expect this amount to increase modestly for the remainder of 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$120,263	$82,370	$37,893	46.0%
Gross profit	93,325	97,883	(4,558)	(4.7)%
Gross margin	43.7%	54.3%		(19.5)%
Cost of revenue increased by $37.9 million, or 46.0%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily driven by a $14.1 million non-cash write-down of inventory primarily related to certain first-generation apparel products in the second and third quarters of 2022, an increase in the volume of units sold, and an increase in freight expenses for transporting inventory.
Gross profit decreased by $4.6 million, or 4.7%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in gross profit was driven by a $22.7 million decrease in gross margin rate, partially offset by a $18.1 million increase in the volume of units sold.
Our gross margin decreased to 43.7% for the nine months ended September 30, 2022 from 54.3% for the same period in 2021, primarily due to costs related to inventory optimization, primarily inventory write-downs and liquidation of end of life inventory, higher logistics costs, a lower mix of margin accretive international sales, and unfavorable foreign exchange rates, partially offset by a higher mix of margin accretive retail store sales. We expect these factors to continue to impact gross margin for the remainder of 2022.
Operating Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$125,853	$85,549	$40,304	47.1%
Marketing expense	42,294	38,808	3,486	9.0%
Total operating expense	$168,147	$124,356	$43,791	35.2%

Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $40.3 million, or 47.1%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily driven by an increase of $11.0 million in personnel and related expenses primarily as a result of higher headcount, an increase of $7.2 million in stock-based compensation as a result of additional stock grants for new and existing employees, an increase of $6.8 million in rent expense as a result of an increased number of stores in operation, and an increase of $4.5 million of depreciation and amortization expense as a result of an increased number of stores and internally developed software projects compared to the same period in 2021. The remaining $10.8 million increase was composed of other miscellaneous operating and third-party expenses and fees, including additional recurring expenses as a result of becoming a public company.
Marketing Expense
Marketing expense increased by $3.5 million, or 9.0%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily driven by increased digital advertising expense as a result of new ad campaigns for product launches and refreshes.
Interest Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest expense	$(107)	$(141)	$34	(24.1)%
Interest expense decreased by $34 thousand, or (24.1)%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily driven by an increase in interest income, partially offset by increased interest expense related to our Credit Agreement.
Other Income (Expense)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$393	$(8,019)	$8,412	NM
NM = Not meaningful
Other income (expense) increased by $8.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in other income (expense) was primarily due to a decrease of $7.2 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in the nine months ended September 30, 2021 that was not present in the same period in 2022 and an increase of $1.2 million related to a gain on foreign currency.
Income Tax Provision

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(1,953)	$(298)	$(1,655)	555.4%
Income tax provision increased by $1.7 million, or 555.4%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to withholding tax obligations accrued from 2018 onwards in the United States on royalties from foreign jurisdictions, along with increased state income tax liability.

Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q and accompanying financial tables include references to adjusted net revenue, adjusted gross profit, adjusted gross margin, adjusted selling, general, and administrative expense (“adjusted SG&A”), adjusted net loss, adjusted net loss per share, adjusted EBITDA, and adjusted EBITDA margin, which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance, and the adjustments we make to these non-GAAP financial measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. These non-GAAP financial measures should not be considered as alternatives to any measures of financial performance calculated and presented in accordance with GAAP.
Adjusted net revenue is defined as net revenue before the impact of any non-recurring revenue from end of life inventory liquidation as part of our simplification initiatives.
Adjusted gross profit is defined as adjusted net revenue less the cost of revenue before the impact of our simplification initiatives, which includes any non-recurring revenue and cost from end of life inventory liquidation, costs for non-recurring inventory write-downs, and costs incurred relating to moving to more automated distribution centers and moving to a dedicated returns processing provider in the U.S.
Adjusted gross margin is defined as adjusted gross profit divided by adjusted net revenue.
Adjusted SG&A is defined as SG&A before the impact of our simplification initiatives, which includes severance and employee-related costs for terminated employees, the costs associated with the cease use of one of our U.S. corporate office leases, and certain third-party professional and consulting fees specifically incurred as a result of the simplification initiatives.
Adjusted net loss is defined as net loss before the impact of our simplification initiatives, which are described above in Adjusted gross profit and Adjusted SG&A, and corresponding estimated income tax.
Adjusted net loss per share is defined as adjusted net loss divided by weighted average shares outstanding attributable to common stockholders.
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization, the impact of the non-recurring revenue and costs associated with the simplification initiatives as described above, other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash changes in fair value of our preferred stock warrant liability), interest expense, income tax provision or benefit, and other unusual or non-recurring items.
Adjusted EBITDA margin is defined as adjusted EBITDA divided by adjusted net revenue.
There are a number of limitations related to the use of these non-GAAP financial measures. Some of these limitations are that:
•adjusted net revenue, adjusted gross profit and adjusted gross margin do not reflect revenues and costs associated with the non-recurring liquidation of end of life inventory. Adjusted gross profit and adjusted gross margin also do not reflect costs to optimize our inventory, including non-recurring inventory write-off or write-down expense and, although some of these are non-cash expenses, the inventory being written-off or written-down may be unable to be sold for more than its cost, which reduces cash available to us;
•adjusted SG&A and adjusted net loss do not reflect certain costs or expenses as defined above and adjusted net loss reflects a corresponding estimated income tax. Although some of these are non-cash expenses, certain of these expenses reduce cash available to us, along with the corresponding income tax expense;

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
•adjusted EBITDA and adjusted EBITDA margin do not reflect non-recurring revenue, costs, and expenses as described above as part of our simplification initiatives, and may reduce cash available to us;
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
The following tables present a reconciliation of our non-GAAP financial measures with their most directly comparable GAAP measures, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net revenue	$72,651	$62,711	$213,588	$180,253
Simplification initiatives:
Inventory liquidation revenue[2]	(453)	—	(453)	—
Adjusted net revenue	$72,198	$62,711	$213,135	$180,253

Gross profit	$32,531	$33,935	$93,325	$97,883
Simplification initiatives:
Non-recurring costs and revenue related to inventory optimization[3]	1,981	—	13,622	—
Adjusted gross profit	$34,512	$33,935	$106,947	$97,883

2 Represents $0.5 million of non-recurring net revenue from the liquidation of end of life inventory recognized during the three and nine months ended September 30, 2022.
3 Represents $2.4 million and $14.1 million of non-recurring cost of revenue, primarily inventory write-downs and liquidation of end of life inventory, recognized during the three and nine months ended September 30, 2022, respectively, offset by $0.5 million of non-recurring net revenue from the liquidation of end of life inventory recognized during the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross margin	44.8%	54.1%	43.7%	54.3%
Simplification initiatives:
Non-recurring costs and revenue related to inventory optimization[2]	3.0%	—%	6.5%	—%
Adjusted gross margin	47.8%	54.1%	50.2%	54.3%

Selling, general, and administrative expense	$45,391	$33,017	$125,853	$85,549
Simplification initiatives:
Severance and other miscellaneous expenses[3]	(931)	—	(931)	—
Adjusted selling, general, and administrative expense	$44,460	$33,017	$124,922	$85,549

Net loss	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Simplification initiatives:
Non-recurring costs and revenue related to inventory optimization[2]	1,981	—	13,622	—
Severance and other miscellaneous expenses[4]	931	—	931	—
Income tax effect of adjustments[5]	(76)	—	(378)	—
Adjusted net loss	$(22,405)	$(13,802)	$(62,314)	$(34,930)

Adjusted net loss attributable to common stockholders, basic and diluted	$(0.15)	$(0.25)	$(0.42)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,267,269	55,590,320	148,481,459	54,631,455
4 Represents selling, general, and administrative expenses associated with our simplification initiatives, which relate to $0.7 million of severance and related benefits for terminated corporate employees, $0.2 million of a cease use liability associated with one of our U.S. corporate office leases, and $0.1 million of third-party consulting and professional fees recognized during the three and nine months ended September 30, 2022.
5 Represents the income tax effects of the adjustments for the simplification initiatives, using our estimated annual effective tax rate of 2.60% as of September 30, 2022. We may adjust our adjusted tax rate as additional information becomes available or events occur which may materially affect this rate, including impacts from the global tax environment, significant changes in our geographic mix, new or amended tax legislation, or changes in our business outlook.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	5,793	3,158	14,938	7,687
Depreciation and amortization expense	4,132	2,410	11,243	6,704
Simplification initiatives:
Non-recurring costs and revenue associated with inventory optimization	1,981	—	13,623	—
Severance and other miscellaneous expenses	931	—	931	—
Other (income) expense	(155)	2,039	(393)	8,019
Interest expense	35	53	107	141
Income tax provision	(153)	(167)	1,953	298
Adjusted EBITDA	$(12,677)	$(6,308)	$(34,087)	$(12,082)
Adjusted EBITDA decreased by $6.4 million for the three months ended September 30, 2022 as compared to the same period in 2021 and decreased by $22.0 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease for both periods was primarily driven by higher cost of revenue as a result of non-cash write-downs of inventory primarily related to certain first-generation apparel products in the second and third quarters of 2022, an increase in the volume of units sold, and an increase in freight expenses for transporting inventory, as well as higher selling, general, and administrative expense due to increased headcount, new store openings and the continuing operation of our current stores, miscellaneous third-party professional fees, and recurring operating costs as a result of becoming a public company.
The following table presents net loss as a percentage of net revenue and adjusted net loss and adjusted EBITDA as percentages of adjusted net revenue, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net revenue	$72,651	$62,711	$213,588	$180,253
Adjusted net revenue	$72,198	$62,711	$213,135	$180,253

Net loss	$(25,241)	$(13,802)	$(76,489)	$(34,930)
Net loss margin	(34.7)%	(22.0)%	(35.8)%	(19.4)%
Adjusted net loss	$(22,405)	$(13,802)	$(62,314)	$(34,930)
Adjusted net loss margin	(31.0)%	(22.0)%	(29.2)%	(19.4)%

Adjusted EBITDA	$(12,677)	$(6,308)	$(34,087)	$(12,082)
Adjusted EBITDA margin	(17.6)%	(10.1)%	(16.0)%	(6.7)%
Adjusted EBITDA margin declined from (10.1)% for the three months ended September 30, 2021 to (17.6)% for the same period in 2022, and declined from (6.7)% for the nine months ended September 30, 2021 to (16.0)% for the same period in 2022. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $180.7 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million.
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
Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(82,158)	$(45,496)
Net cash used in investing activities	(25,567)	(18,319)
Net cash provided by financing activities	3,204	2,305
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,698)	(371)
Net decrease in cash, cash equivalents, and restricted cash	$(107,219)	$(61,880)
Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $82.2 million, which consisted of a net loss of $76.5 million and a net change of $(44.3) million in our operating assets and liabilities, partially offset by non-cash charges of $38.6 million. The change in operating assets and liabilities was primarily due to an increase of $34.9 million in inventory to support our growth and product expansion as well as a non-cash write-down primarily related to certain first-generation apparel products, a decrease of $12.1 million in accounts payable due to the timing of payments made, an increase of $3.8 million in other assets related to an increase in noncurrent tax receivable, a decrease of $1.9 million in prepaid and other current assets, largely due to the reclass of a tax receivable into other assets and a write-off of apparel-related raw materials in prepaid expenses and other current assets, and a decrease in deferred revenue of $0.8 million due to timing of shipments, which were partially offset by an increase of $7.7 million in other long-term liabilities primarily due to an increase in deferred rent liabilities and a decrease of $1.6 million in accounts receivable due to timing of cash received.
During the nine months ended September 30, 2021, net cash used in operating activities was $45.5 million, which consisted of a net loss of $13.8 million, partially offset by non-cash charges of $21.2 million and a net change of $(31.7) million in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase of $40.8 million in inventory to support our growth and product expansion, a increase of $11.5 million in prepaid and other current assets largely due to an increase in prepaid taxes and receivables, which were partially offset by an an increase of $17.3 million in accounts payable due to the timing of payments made and an increase of $3.9 million in other long-term liabilities primarily due to an increase in deferred rent liabilities. The remaining $0.6 million was due to a minor increase in accounts receivable and a minor decrease in deferred revenue.
Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $25.6 million and $18.3 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $3.2 million, primarily due to $2.7 million in net proceeds from exercises of stock options, $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan, and $0.5 million from a repayment of a non-recourse promissory note, partially offset by $0.7 million of payments of deferred offering costs and $0.2 million in taxes withheld related to employee stock awards.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.3 million, due to $4.4 million in net proceeds from exercises of stock options and $0.4 million from the exercises of common stock warrants.
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
During the three months ended September 30, 2022, there have been no material changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K, except for the addition of the following:
Inventory
Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, the age of the merchandise, and product quality. Inventory write-downs are recognized in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Our reserve estimates require us to make assumptions based on the current rate of sales, age of inventory, salability and profitability of inventory, all of which may be affected by changes in our product mix and consumer preferences. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.
Recent Accounting Pronouncements
For information on new accounting pronouncements adopted and not yet adopted as of the date of this report, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual gross revenue, we have more than $700.0 million in market value of our Class A stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $180.7 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact to our condensed consolidated financial statements.
Foreign Currency Risk
Our condensed consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of September 30, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive income (loss) within stockholders' equity on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, we recorded other comprehensive loss of $3.7 million and $7.8 million, respectively, and for the three and nine months ended September 30, 2021, we recorded other comprehensive income of $0.7 million and other comprehensive loss of $1.0 million, respectively, as a result of foreign currency translation adjustments.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. During the three and nine months ended September 30, 2022, our gross margin was impacted by higher freight costs compared to the same periods in 2021 which we believe was as a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent, and other costs in order to minimize its effects through price increases and cost reductions. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase in proportion with these increased costs.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

The pandemic created significant disruptions for our physical stores, with the majority of our stores closed between late March 2020 through July 2020 (with the exception of a limited number of locations in the Asia Pacific region), as well as reduced operating hours and restricted guest occupancy levels. Across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. In 2021, a majority of our stores were open throughout the year, with certain regions experiencing closures on a periodic basis, such as Europe, where some of our stores were closed for a portion of the quarter ended March 31, 2021, and New Zealand, where our store was closed for a portion of the quarter ended December 31, 2021. During the three and nine months ended September 30, 2022, COVID-19 restrictions in China also created a challenging environment for our operations in the country. As of September 30, 2022, all of our retail stores around the world remained open. In locations where there are local restrictions, our stores have continued to operate where possible, subject to staffing considerations, guest occupancy levels, and government orders related to operating hours.
In March 2020, we also closed the majority of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. We gradually reopened our closed corporate offices in a phased approach over the course of 2020 and into 2021, and are continuing to evaluate and update our “return to office” policies in light of our concern for the health and safety of our team members and the recommendations of government and health authorities. As of April 2022, however, our U.S. corporate employees returned to the office on a hybrid schedule, and since then some of our teams became permanently remote.
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
We incurred net losses of $45.4 million and $25.9 million in 2021 and 2020, respectively, and had an accumulated deficit of $213.9 million as of September 30, 2022. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
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
Inventory levels in excess of customer demand may result in inventory write-downs, inventory write-offs, donations by us of our unsold products, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through our own channels and certain third-party retailers. Additionally, in the second and third quarters of 2022, we recognized non-cash inventory write-downs, primarily for certain first-generation apparel products.
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
As of September 30, 2022, we operated approximately 51 retail store locations across nine countries. We lease our stores under operating leases. We expect to significantly increase the total number of stores we operate over the next few years, domestically and internationally.
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
As of September 30, 2022, we had approximately 682 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer.
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
As of September 30, 2022, we partnered with over 200 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.
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
We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $140.0 million in the nine months ended September 30, 2020 to $213.6 million in the nine months ended September 30, 2022. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
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
In August 2022, we announced certain simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which includes non-recurring inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. Our selling, general, and administrative expense initiatives include plans to reduce corporate office space and reduce corporate headcount. In addition, we have slowed the pace of corporate new hires and backfills for departing employees, and in July 2022 we reduced our global corporate workforce by 23 employees, which represented approximately 8% of our global corporate workforce. Although we believe that these initiatives will reduce overhead costs, enhance operational simplicity, and result in improved financial performance, we cannot guarantee that we will successfully implement these initiatives or that they will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our medium- or long-term financial and operational expectations.
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
The United Kingdom has implemented legislation similar to the GDPR, including the U.K. Data Protection Act and legislation similar to the GDPR referred to as the U.K. GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between E.U. member states and the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the U.K. GDPR, and other U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
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
In addition, as of September 30, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 13,164,180 shares of Class B common stock and 2,426,088 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 17,908,145 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of September 30, 2022, holders of up to 43,107,915 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
We will remain an emerging growth company until the earliest of: (1) December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
On August 2, 2022, we issued 3,750 shares of our Class B common stock to a warrant holder upon the cashless net exercise of a total of 5,114 warrants, each with an exercise price of $1.282.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: November 9, 2022	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Michael Bufano
Michael Bufano
Chief Financial Officer
(Principal Financial Officer)