Form 10-K
period 2022-12-31
Allbirds, Inc.
filed 2023-03-10
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $3.93 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market, was approximately $409.8 million.
As of February 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 97,151,019 and the number of shares of the registrant’s Class B common stock outstanding was 52,810,751.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations, financial condition, business strategy and plans, efforts related to strategic transformation plan, sustainability-related efforts, market growth and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•We may be unable to successfully execute on our strategic plans, simplification initiatives, or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs or accurately forecast demand and supply for our products.

•Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

•Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.

•We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable; additionally, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.

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

•If we fail to attract new customers, retain existing customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects will be harmed.

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

•Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.

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

•Our business is subject to the risk of manufacturer concentration.

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

•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Timothy Brown and Joseph Zwillinger, our directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.

If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I
Item 1. Business
Overview
Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. Our strong brand equity is fueled by our differentiated footwear and apparel products created by sustainability-driven innovation.
Our Products
Allbirds’ product development engine consists of a fully-integrated team across strategy, sustainability, design, sourcing, development, and production, both in our U.S. headquarters and within our manufacturing and supply chain innovation partners, combining to deliver Super Natural Comfort with sustainability at the core and distinctly simple design and performance comfort in mind.
We offer many different products across our footwear and apparel categories, including lifestyle and performance products. Each product adheres to our product design principles, creating an evergreen, fad-resistant product that never goes out of style.
Footwear represents the vast majority of our revenue and is the foundation of our brand. We think of each new style launch as a franchise where each new design can be leveraged across new materials innovations, colors, partnerships, and adjacent stylings to create freshness for the brand and our customers. Our core franchises include lifestyle and performance shoes, such as the Dasher and the Runner.
Our unique technical expertise in footwear and materials research and development is a basis for our apparel offerings, such as classic tees and sweats, plus basics including socks and underwear.
Materials and Innovation
We have examined every component that goes into our products to ensure we deliver design, comfort, and performance. Our innovation approach is to leverage materials that are both more sustainable than synthetic alternatives and also have tangible benefits for our customers, such as comfort, temperature regulation, and odor control. Materials research and development is led by our Innovation team, with expertise in biomaterials commercialization and polymer science. Additionally, we collaborate with experts in the fields of biomechanics, polymer development, green chemistry, biotechnology, and sustainable venture investment to extend the innovation ecosystem. We bring these materials to market with our Product Development team to ensure that products meet or exceed our customers’ quality and performance standards before they are ready for commercialization. We have developed distinctive “Hero” materials platforms that provide the foundation for our product innovation, which include superfine ZQ certified merino wool, tree fibers, sugarcane, and plant leather.

Marketing Strategy and Brand
Our purpose-driven lifestyle brand inspires consumers to live life in better balance, a goal central to our marketing and which we believe creates deep affinity and loyalty with our growing base of customers, who associate our brand with sustainability and high-quality product experiences. As a vertically integrated company that has a direct relationship with our customers, we couple an organic marketing approach with our vast data ecosystem to construct a well-balanced and diversified marketing funnel with the goal of consistently driving return on advertising spend.

We are focused on increasing brand awareness and consumer touchpoints through the following marketing initiatives:

•Spreading our message through word-of-mouth, thought leadership and PR, partnerships, and community.
•Extending our reach and connecting with our customers through digital and performance marketing, social media, TV and other media, stores as physical brand beacons, and customer experience.
Digitally-Led Vertical Retail
We reach our customers primarily through our digitally-led vertical retail distribution strategy, which combines our digital offerings with our stores so we can make a strong connection with our customers and meet them where they are, delivering value and convenience. Our customers live an active and curious lifestyle, care about health and well-being, prioritize quality over price, frequently purchase products online, live in urban center settings, and appreciate socially conscious brands. In addition to communicating more effectively with our customers, these insights allow us to meet customers’ needs through the creation of new products and enhancements to our existing line.
Our digital channel includes our website, which supports seven languages and showcases our product portfolio and our branded content, including information on our natural materials and sustainability. The seamless online experience from search to order to fulfillment creates the convenient shopping experience that our customers desire. Our mobile app allows customers to virtually try on footwear, purchase exclusive product drops, and gain early access to our new product launches, creating further engagement between our brand and our customer.
As of December 31, 2022, our physical retail channel consists of 58 company-operated stores spread across nine countries, with the majority in the United States. Although we continue to view retail stores as brand beacons, increasing brand awareness and site traffic, and enable us to offer cross-platform shopping, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition..
Technology
We leverage modern technology across physical and digital channels, and as a result, we are able to rely on partners such as Shopify to more effectively scale. To create our digital customer experience, we leverage a common core set of application programming interfaces (“APIs”) and tools that enable localization and speed-to-market. We have a sophisticated data infrastructure and toolset that allows our global teams to make informed decisions across key aspects of the business. This powers many areas of our business including marketing, customer relationship management, inventory planning and logistics, and back office functions. Additionally, to protect and secure sensitive data such as customer information, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes.
Supply Chain and Operations
Our unique combination of sourcing, manufacturing, and distribution capabilities create a foundation from which we can continue to innovate and scale across the globe. Strong relationships with our suppliers ensure our relatively small supply chain can make a difference in the drive toward innovation and lighter impact on the environment. Our distribution network, comprised of nine primary distribution centers across eight countries (the United States, Canada, the United Kingdom, the Netherlands, China, Japan, South Korea, and New Zealand), puts us close to the customer, allowing us to reach over 35 countries in a matter of days with quick, reliable service.
•Responsible sourcing program and small, tight-knight supply chain. Our approach to natural materials innovation generates high quality inputs and traceability, helping ensure that our supply chain remains aligned with our brand values. Because of the high standards we promise our consumers, we both partner with certification bodies and do our own work to ensure our suppliers are meeting standards for quality, ethical practices, and environmental sustainability.
•Manufacturing. We have carefully selected a tight group of Tier 1 factories as our partners to help us make world-class products, helping to develop the technical expertise needed to work with our sustainable materials via an extensive iteration process. We have established deep long-standing relationships by directly partnering with their development, commercialization, manufacturing, and quality teams from ideation through production, and have embedded our employees within some key factories to oversee the product process. Our relationship-based approach has helped us be nimble and drive flexibility and agility to react to changes in macroeconomic conditions, customer demand, or internal priorities.

We require that all partners sign our Supplier Code of Conduct, or Supplier Code, which requires that suppliers operate in full compliance with the laws, rules and regulations of the countries in which they operate. Our Supplier Code goes further, drawing upon ILO Core Labor Standards, in order to advance social and environmental responsibility. We also expect supplier factories to undertake an onsite social assessment by an independent, third-party social assessment firm. These social assessments ensure suppliers meet our minimum expectations with regards to working conditions as specified in our Supplier Code. In addition to conducting our own audits when necessary, we sometimes accept audits that use third-party, mutually recognized standards to reduce audit fatigue at factories and to help ensure safe, lawful, humane, and ethical manufacturing practices.

As of December 31, 2022, our footwear products are primarily manufactured in Korea and Vietnam across four vendors, with the ability to scale up manufacturing in China as a potential alternative. During 2023, we plan to fully transition to a new footwear manufacturing partner in Vietnam. Our apparel and other non-footwear products are primarily manufactured in Vietnam and Peru, with China, the United States, and Guatemala supporting a smaller subset across six vendors.
•Logistics and distribution. We prioritize customer experience with distribution centers in all of our key markets to manage pick, pack, and ship activities, including retail fulfillment and returns management. We rely solely on third-party logistics providers for these distribution centers, as well as last-mile carriers to distribute finished products from our warehouse locations to our stores and individual orders directly to consumers. Our U.S. business is serviced through two locations in Kentucky and California that enable a quick digital click-to-home while minimizing transportation cost and carbon impact. Our entire supply chain has been carbon neutral since 2019.

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
Acceptance as a B Corp and continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and provide documentation supporting our updated score with B Lab every three years. Our initial January 2023 deadline to submit our assessment to maintain our status as a B Corp has been extended to March 2023.
Environmental, Social, and Governance
Environmental
Our intention is to help reverse climate change through better business. We believe that climate change is an existential threat and the number one issue facing humanity and the global economy. Climate change is a complex issue that can be summarized simply: the climate is changing because humans are releasing too many greenhouse gasses into the atmosphere. According to a 2020 McKinsey and Global Fashion Agenda report, the global fashion industry accounted for approximately 4% of global greenhouse gas emissions in 2018, or 2.1 billion tonnes of carbon dioxide equivalent emissions, or CO2e, and over 70% of those emissions were related to upstream activities like materials production, preparation, and processing. The 2015 Paris Agreement set the goal to limit global warming to well below 2° Celsius, preferably to 1.5° Celsius, compared to pre-industrial levels. Under its current trajectory, the fashion industry is expected to fall short of meeting the 1.5° Celsius target by 50%, according to a 2020 McKinsey and Global Fashion Agenda report. The pace of change must accelerate in order for the industry to be compatible with planetary boundaries, and we believe Allbirds offers a blueprint for how to get there. Our approach to addressing the climate impact of our business is scientific and data driven—we first measure, then reduce, and finally offset the entirety of our emissions.
Measure
Allbirds measures CO2e produced in making our products and running our business—because you can’t reduce what you don’t measure. The information we gather not only informs product design and development, but enables us to identify hotspots in our value chain with the highest emissions and prioritize efforts in areas we can have the most impact.
We use a Life Cycle Assessment, or LCA, methodology to measure the emissions created across the lifetime of our products, including raw materials production, manufacturing, transportation, product use, and end of life. Our LCA methodology has been built in partnership with external experts, and unless otherwise specified, has been third-party verified to meet ISO 14067 standards, the international standard for quantifying, monitoring, reporting, and validating greenhouse gas emissions.
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

Reduce
By using natural, renewable materials in place of petroleum-based synthetics and responsible manufacturing practices, Allbirds produces footwear today with approximately 45% less emissions than our estimated carbon footprint for a standard sneaker. If we assume all 24 billion pairs of shoes produced by the industry in 2019 had a 45% lower carbon footprint relative to our estimate of the carbon footprint of a standard sneaker, the industry would have saved 15698 million tonnes of CO2e, which is equivalent to taking 33 million cars off the road in the same timeframe. Using our product carbon footprint methodology, our internal estimates are that we reduced the weighted average carbon footprint of our top 10 products in 2022 by approximately 22%, as compared to 2021. In 2021, we teamed up with adidas to create a pair of performance running shoes with a carbon footprint of 2.94kg of CO2e—about ¼ the carbon footprint of standard sneakers.
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

As of December 31, 2022, we employed over 1,000 ’birds, approximately 75% of whom were located in the United States. Approximately 20% of our ’birds work in one of our corporate functions, with the remainder working in our retail stores and customer experience. We also hire seasonal employees in retail and customer experience, primarily during the peak holiday selling season. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
•Culture and Our Commitment to Diversity, Equity, Inclusion, and Belonging
We are committed to diversity, equity, inclusion, and belonging and believe our success as a company is dependent upon our ability to integrate tangible, measurable practices to ensure all voices are heard. We have seven employee resource groups, or ERGs, supporting various communities, including Women, LGBTQ+, AAPI, Black, Latinx, parents/caregivers, and international inclusion. These ERGs encourage employees to come together and support our business and each other through programming, education, and community engagement. We track and measure our diversity, equity, inclusion, and belonging progress and representation quarterly. As of December 31, 2022, people of color and women made up 48% and 50%, respectively, of our U.S. workforce.
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

•Our Response to COVID
Since March 2020, we have been closely monitoring the volatile COVID-19 landscape, with the health and safety of our flock top of mind. We will continue to prioritize the safety of our flock through the pandemic and are closely monitoring the situation in every market which we serve. We will temporarily close stores and restrict operations as necessary, based upon information from local health and government officials.
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
Our Customers
For too long, the footwear and apparel industry has offered customers a false trade-off between sustainable products and great products. We offer great products that are also sustainable, and make it easy for our customers to understand the impact of the products they buy through our carbon footprint labels. In this way, as well as through our generous 30-day return policy, we believe we empower our customers to make purchasing decisions that make sense to them. We designed our vertical retail business strategy in order to provide more value to customers and to make our products more accessible, removing the cost, friction, and barriers of wholesale distribution.
Our Community
A core tenet of our B Corp status is supporting the communities in which we operate. We are always looking for opportunities to uplift local communities where we are uniquely suited to lend a helping hand. To name a few examples:

•Allgood Collective. The Allgood Collective is a growing global community of individuals who promote the power of collective action as a force for good and who act as brand ambassadors for us. As of December 31, 2022, we had over 200 ambassadors who were part of our Allgood Collective. We offer our social media platforms to amplify their work and our retail spaces as community hubs.
•Soles4Souls. Our generous 30-day return policy means that a lot of gently worn shoes get sent back to us. When shoes are returned to Allbirds, those that can’t go back onto the shelf are donated to Soles4Souls. Soles4Souls works with partner organizations in developing countries. Since our first sale in 2016, we have donated more than 270,000 pairs of shoes to Soles4Souls.
•Pensole. In 2021, we teamed up with Pensole Academy, a footwear design academy, to launch the Better Responsible Design Program, an eight week online course that challenges aspiring product designers to redefine the category of sustainable footwear. At the end of the course, we selected two students for a fully paid internship at Allbirds.

•Fam 1st Family Foundation. Starting in 2021, we partnered with Marshawn Lynch, a Bay Area native and former NFL player, and EARTHseed Farm, a 14-acre solar-powered organic farm in Sonoma County, California, to promote environmental education and expand access to nature for Bay Area youth. As part of this partnership, we donated $100,000 to the Fam 1st Family Foundation, an Oakland, California-based nonprofit founded by Mr. Lynch. The organization is dedicated to empowering underserved youth and fostering a new generation of innovative thinkers, leaders, and problem solvers.
Governance
In addition to our status as a PBC and certification as a B Corp, we also focus on the following areas of governance:
Oversight and Our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making (including through a Head of Sustainability). We have a gender-diverse board of directors, with three out of our eight directors identifying as women.

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
ESG Reporting
In accordance with our PBC status, we report to stockholders, on at least a biennial basis, an assessment of our progress towards our stated public benefit of environmental conservation and general PBC objectives. We have worked with external experts to align our ESG reporting with the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosure (“TCFD”) frameworks, which are included below in the sections titled “Sustainability Accounting Standards Board Disclosures” and “The Task Force on Climate-Related Financial Disclosures”.
Topics included in the aforementioned sections reflect a materiality assessment conducted in late 2020. “Materiality” as applied to our ESG disclosures is a broader concept than “materiality” used for purposes of our compliance with SEC disclosure obligations, and includes assessments of impacts on communities, the environment, and stakeholders, such as employees, customers, and suppliers, in addition to impacts on the Company’s business, operations, or financial condition. The discussion of topics in connection with our SASB and TCFD disclosures in this report or in our other ESG disclosures, should not be read as implying that such topics are “material” in the context of the U.S. federal securities laws, Delaware General Corporation Law, or any other regulatory framework, even where we use words such as “material” or “materiality.”
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

In November 2022, we published an update of our progress against the SPO Framework on our investor relations website.
Sustainalytics ESG Risk Rating
We believe it is important to seek external evaluation of the work we are doing to validate progress and identify areas for improvement. In a world where climate change is an existential threat, supply chains are increasingly complex, and human capital management is more important than ever, it is important for Allbirds to analyze and manage ESG risks to our business. In 2021, we engaged Sustainalytics, a globally recognized independent ESG assessment provider, to perform a broad-based Corporate ESG Assessment of Allbirds covering seven distinct ESG categories, including Human Capital, Supply Chain, Resource Use, Emission & Waste, and Corporate Governance. Sustainalytics assessed us as having an overall indicative Corporate ESG Assessment score of 14.7, which places Allbirds in the “low risk” category as of August 2021. Our indicative score would place us in both the top 10% of Footwear companies assessed by Sustainalytics and in the top 10% of all companies assessed by Sustainalytics.
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

Environmental
Description of Disclosure	2022 Response	SASB Standard
Raw Materials Sourcing
Management Approach

Environmental
Description of Disclosure	2022 Response	SASB Standard
(1) List of priority raw materials; for each priority raw material: (2) environmental and/or social factor(s) most likely to threaten sourcing, (3) discussion on business risks and/or opportunities associated with environmental and/or social factors, and (4) management strategy for addressing business risks and opportunities.
In 2022, the top raw materials in our products, by weight, were wool, TENCEL™ Lyocell (tree-based fiber), natural rubber, recycled polyester, and SweetFoam®, our midsole blend that is made with ethylene-vinyl acetate, or EVA, and sugarcane-based Green EVA.

Allbirds relies on stringent material certifications to be sure we are buying high quality, natural materials. We work to trace our primary natural materials all the way back to the source, and certifications are an important part of ensuring that responsible practices are in place throughout our supply chain.

In 2022, our main raw material certifications were ZQ for Wool and FSC for Tree-based products (TENCEL™ Lyocell, natural rubber, packaging). As we incorporate more natural materials into our products, we will continue to seek out the most stringent certifications available.

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

CG-AA-440a.3
Third Party Environmental and Social Standards
Quantitative Metrics
(1) Amount of priority raw materials purchased, by material, and (2) amount of each priority raw material that is certified to a third-party environmental and/or social standard, by standard.
Wool:
•Amount purchased (MT): 110
•Certification: ZQ
•Amount certified (MT): 110

TENCEL Lyocell:
•Amount purchased (MT): 138
•Certification: FSC
•Amount certified (MT): 138

Natural Rubber:
•Amount purchased (MT): 77
•Certification: FSC
•Amount certified (MT): 77

Green EVA (SVT-2145 & SVT-2180):
•Amount purchased (MT): 363
•Certification: Bonsucro
•Amount certified (MT): 363

CG-AA-440a.4
Energy Use
Quantitative Metrics

Environmental
Description of Disclosure	2022 Response	SASB Standard
The total amount of energy consumed as an aggregate figure, in gigajoules (GJ)	The total energy consumed in 2022 was 20,115 GJ.[2]	CG-EC-130a.1
The percentage of energy consumed that was supplied from grid electricity	Of 20,115 GJ of energy consumed in 2022, 56% was supplied from grid electricity. We do not have onsite generation.[3]
The percentage of energy consumed that is renewable energy	Of 20,115 GJ of energy consumed in 2022, 46% was from renewable sources.[4]
Environmental Impacts in the Supply Chain
Quantitative Metrics
Percentage of (1) Tier 1 supplier facilities and (2) supplier facilities beyond Tier 1 in compliance with wastewater discharge permits and/or contractual agreement	100% of our Tier 1 supplier facilities are in compliance with wastewater discharge permits and/or contractual agreements.

To date, we have focused on increasing the number of our Tier 1 and Tier 2 suppliers to complete the Higg FEM assessment, which includes a module on wastewater discharge. We are currently defining the parameters of our wastewater quality program in alignment with Sustainable Apparel Coalition and Zero Discharge of Hazardous Chemicals guidelines and have set a goal to reach 100% compliance with wastewater discharge requirements from our Tier 1 suppliers and Tier 2 fabric mills and dyehouses by the end of 2025.

We prioritize selection of more sustainable alternatives for water proofing and textile dyeing that minimize the impact of wastewater discharge whenever possible.
CG-AA-430a.1
Description of water withdrawal, water risks, and water withdrawn or consumed in locations of high water stress	As part of our 2025 goals, we will need to measure water consumption at Tier 1 and strategic Tier 2 suppliers, audit how our current supply chain impacts water scarce regions, and work with suppliers to identify conservation opportunities and set goals to reduce water consumption.
CG-EC-130a.2
Percentage of (1) Tier 1 supplier facilities and (2) supplier facilities beyond Tier 1 that have completed the Sustainable Apparel Coalition’s Higg Facility Environmental Module (Higg FEM) assessment or an equivalent environmental data assessment

In 2022, 95% of our Tier 1 suppliers, by volume, will complete the 2021 Higg FEM. This represents 73% of our Tier 1 suppliers by factory count. We do not yet track the completion of the Higg FEM beyond our Tier 1 suppliers, but our goal is to achieve 100% Higg FEM completion from Tier 1 and strategic Tier 2 suppliers by the end of 2025.

CG-AA-430a.2
Product Packaging & Distribution
Management Approach
2 Represents total energy consumed in retail stores and offices (which contributes to Scope 1 and 2 emissions); excludes energy consumed in warehouses (which contributes to Scope 3 emissions).
3 Represents total electricity consumed in retail stores and offices (which contributes to Scope 2 emissions); excludes electricity consumed in warehouses (which contributes to Scope 3 emissions). Represents total electricity other than onsite generation, as we do not currently generate electricity onsite.
4 Represents total renewable electricity consumed in retail stores and offices; includes, but is not limited to, utility renewable programs and purchased renewable energy credits, or RECs.

Environmental
Description of Disclosure	2022 Response	SASB Standard
Strategies to reduce the environmental impact of fulfillment and delivery of products, including impacts associated with packaging materials and those associated with product transportation including logistics selection, packaging choices, fuel and vehicle choices, route efficiency, etc.	We strive to minimize packaging and source packaging materials with the lowest environmental impact possible, while meeting functional requirements and delivering a best-in-class customer experience. We prioritize packaging that is made from traceable recycled materials that can be recycled at end of life. Practically, this means using FSC-certified recycled cardboard, printing with soy-based inks, limiting adhesives to enable recycling, and avoiding single-use polybags or bioplastics. During 2022, 100% of our packaging was made from recycled/renewable materials and 100% of our packaging was recyclable, renewable, or compostable, by weight.

Moreover, we prioritize ocean transportation whenever possible. In 2022, we achieved 96% ocean shipping for inbound shipments by weight. Our goal is to achieve a steady state of over 95% ocean shipping by the end of 2025.
CG-EC-410a.2
Quantitative Metrics
The tank-to-wheels greenhouse gas, or GHG, footprint, in metric tons of CO2-e, associated with outbound shipment of products	We are currently in the process of a third-party verification for our 2022 Scope 1, 2, and 3 emissions and we plan to disclose the tank-to-wheels GHG footprint associated with outbound shipment of products emissions once the verification is complete.

2021 scope 3.9 (downstream transportation & distribution) emissions: 4,695 tonnes CO2e
CG-EC-410a.1
Data Center Design/ Selection
Environmental considerations integrated into siting, design, construction, refurbishment, and operational specifications for data centers	We currently outsource all of our data center needs and have no physical services (including no racks). We primarily rely on SaaS providers, which allow for resiliency if one data center we use has an interruption of service for any reason.	CG-EC-130a.3

Social
Description of Disclosure	2022 Response	SASB Standard
Raw Materials Sourcing and Third Party Environmental and Social Standards
The social impacts are addressed in the raw materials sourcing and third party environmental and social standard disclosures discussed above in the environment section of the table.
Processes to maintain compliance with restricted substances regulations

Social
Description of Disclosure	2022 Response	SASB Standard
Processes used to verify that products are in compliance with restricted substances regulations	We launched an updated Restricted Substances List (“RSL”) Program and RSL Brand Manual in 2022, detailing processes used to verify products are in compliance with restricted substances regulations. All suppliers formally acknowledge our RSL and prohibited chemicals list and we test materials/components against the RSL seasonally, according to a risk matrix.

Vendors are required to avoid chemicals listed in the AFIRM RSL and our RSL Brand Manual. Each season, our Sustainability team compiles a list of components and materials for all products. Our Sustainability team uses a risk matrix to determine which components and materials are considered to be “High Risk” for RSL testing. Our nominated testing lab tests all components and materials according to the AFIRM RSL Testing Matrix. Testing marked as “Higher Risk” on the AFIRM RSL Testing Matrix is required. Additional testing may be required by us on a case-by-case basis.

CG-AA-250a.1
Processes to assess and manage risks and/or hazards associated with chemicals in products
Process to manage risks and/or hazards associated with chemicals in products	In addition to the above, we require that our Tier 1 suppliers complete the Higg FEM, which includes a module on chemicals management. Progress on the percentage of suppliers completing the Higg FEM is referenced in CG-AA-430a.2. Additionally, we require that all of our apparel and footwear products undergo GB 18401-2010 testing, covering chemicals, performance, and correct product labeling.
CG-AA-250a.2
Labor Conditions in the Supply Chain
Management Approach
Standards to which labor code of conduct compliance is measured	We are committed to ensuring that working conditions in our supply chain are safe, that workers are treated with respect and dignity, and that manufacturing processes are environmentally responsible. We require our suppliers to implement our Supplier Code of Conduct, which includes, but is not limited to, Occupational Health and Safety, Freely Chosen Employment, No Child Labor, Harassment or Abuse, No Discrimination, Freedom of Association, Working Hours, Wages and Benefits, Environmental Practices, and Animal Welfare. Allbirds adheres to recognized standards built from local law and internally accepted norms, including guidance from the International Labor Organization, to help ensure safe, lawful, humane, and ethical manufacturing practices.

CG-AA-430b.1
Publicly available policy ensuring freedom of association and the right to collective bargaining	Our Supplier Code of Conduct stipulates that suppliers shall recognize and respect the right of workers to form and join trade unions and other worker organizations and participate in collective bargaining without fear of harassment, interference, or retaliation. Suppliers shall also develop effective, respectful, and transparent grievance mechanisms to resolve disputes and complaints, and ensure effective communication between employees, employee representatives, and management.

Social
Description of Disclosure	2022 Response	SASB Standard
Measures to ensure freedom of association and facilitate collective bargaining (i.e., communication of rights, grievance procedures)	Our initiatives include ensuring workers in our supply chain have channels to voice concerns, suggestions, or advocate for their rights through Worker Voice programs. Our goal is for 100% of our Tier 1 factory workers to have access to Worker Voice programs by the end of 2025.

Our grievance procedures for employees in our flock include formalized feedback and complaint mechanisms beyond direct reporting lines (including reporting directly to Employee Experience, Legal or anonymously through a whistleblower hotline) to address concerns and improve our company practices.

Social
Description of Disclosure	2022 Response	SASB Standard
Additional context around supply chain auditing, including Audit methodologies and criteria (e.g., management system investigation, worker interviews, management interviews, document review, visual observations), efforts to increase transparency, etc.	We only source from a select number of Tier 1 suppliers that commit to protecting the rights of workers and the environment by signing our Supplier Code of Conduct. We also expect full transparency of our partners’ own supply chains and sub-suppliers.

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

We believe in continuous improvement and will partner with the factory to develop a Corrective Action plan, based on the audit findings. We require our suppliers to follow-up and improve upon any identified deficiencies in a realistic but timely manner, emphasizing root-cause-analysis and effective management to ensure long-term performance and accountability.

Whenever Allbirds starts working with a new factory, the factory will undergo the Allbirds Responsible Sourcing Audit. Once a compliance level is established, we will accept mutual recognition programs in order to reduce audit fatigue and collaborate with other brands.
CG-AA-430b.2
Quantitative Metrics
Percentage of (1) Tier 1 supplier facilities and (2) supplier facilities beyond Tier 1 that have been audited to a labor code of conduct, (3) percentage of total audits conducted by a third-party auditor	As of December 31, 2022, 100% of Tier 1 supplier facilities, by facility count, had social audits completed by a third-party in the previous 12 months. 100% of these audits were conducted by a third-party auditor. We are not yet able to report on labor code of conduct audits for suppliers beyond Tier 1, but plan to expand our audit program to all strategic Tier 2 suppliers by the end of 2025.

CG-AA-430b.1

Social
Description of Disclosure	2022 Response	SASB Standard
Priority non-conformance rate and associated corrective action rate for suppliers’ labor code of conduct audits
In 2022, one out of our eleven Tier 1 factories was rated as 'Red / High Risk' due to the risk level of non-conformance as detailed in the Allbirds Responsible Sourcing Manual. The finding was related to inconsistent records found during an audit. There were zero factories that were 'Zero Tolerance' (the highest severity non-conformance).

CG-AA-430b.2
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
CG-AA-430b.3
Health and Safety
Management Approach
Health and safety policy and management system, and coverage of programs, employee training, data compilation, emergency response, and audits	We have policies and procedures in place to address the health, safety, and wellness of our employees, including applicable occupational health and safety principles. The company has a Retail Health & Safety Task Force comprised of cross functional leaders that meets weekly to discuss and share workplace health and safety matters and developments. Moreover, we conduct quarterly operational audits within retail stores to ensure that working areas are safe.

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

Employee Recruitment, Retention, Inclusion and Performance
Inclusion
Management Approach

Social
Description of Disclosure	2022 Response	SASB Standard
Policies and practices to foster an inclusive and diverse culture	Our commitment to building and cultivating a culture that incorporates diversity, equity, inclusion, and belonging has never been stronger. We intentionally seek diversity in race, gender, background, cultures, socioeconomic status, age, and sexual orientation. We track and measure our diversity and representation quarterly.

We conduct and have committed to conducting annual reviews of pay equity. Our 2022 pay equity review, which considered job level, performance, and experience across gender globally and ethnicity in the U.S., did not find statistically significant pay differences across gender or ethnicity.
CG-EC-330a.3
Quantitative Metrics
Gender representation for all employees and racial/ethnic group representation for its U.S. employees by employee category.
Ethnic group representation by employee category as of December 31, 2022 (United States only):

Management
•59% White
•8% Black or African American
•11% Hispanic or Latino
•16% Asian
•0% Native Hawaiian or Other Pacific Islander (no data)
•6% Two or more races
Technical Staff
•61% White
•7% Hispanic or Latino
•25% Asian
•7% Two or more races
All Other Flock Employees
•52% White
•11% Black or African American
•17% Hispanic or Latino
•14% Asian
•<1% Native Hawaiian or Other Pacific Islander
•6% Two or more races

Gender representation by employee category:

Management
•Female: 43%
•Male: 57%
Technical Staff
•Female: 11%
•Male: 89%
All Other Flock Employees
•Female: 48%
•Male: 52%

Employee categorizations are based on SASB and EEO-1 guidance.
CG-EC-330a.3.

Social
Description of Disclosure	2022 Response	SASB Standard
Employee Engagement
Management Approach
Source of the survey, methodology used to calculate the percentage, and a summary of questions or statements included in the survey or study (e.g., those related to goal setting, support to achieve goals, training and development, work processes, and commitment to the organization)	In 2022, we ran our annual engagement survey using an employee engagement and performance management software. The survey covered key indicators of employee engagement such as performance drive, career growth, culture of feedback, work environment/culture health, performance management, leadership, and direct managers. All 30 survey questions were translated into local languages to accurately capture the sentiments of our global team. The overall response was favorable.

CG-EC-330a.1
Quantitative Metrics
Employee engagement as a percentage	In May 2022, Allbirds conducted an engagement survey of all global employees. Of all employees surveyed across different locations, 76% submitted a response. 75% of respondents reported favorable employee engagement.

CG-EC-330a.1
Turnover
Quantitative Metrics
Turnover as a percentage, including voluntary and involuntary departures	Our overall turnover rate in 2022 was 71%. Approximately 93% of turnover in 2022 was voluntary, and 7% was involuntary.	CG-EC-330a.2
Work life balance
Management Approach
Options of workplace flexibility and working time reduction to support work life balance	Our Flexible Time Off Policy provides U.S. corporate, full-time employees in our flock with the ability to take as much time off as they need to reach their performance targets and achieve their goals for work-life balance. Outside of the United States, time off policies vary by country and depend on a variety of factors, including market practice and statutory benefits. Globally, our time-off policies are around or above market.

Social
Description of Disclosure	2022 Response	SASB Standard
Pay and Benefits
Management Approach
Discussion of salaries above minimum wage or a living wage that allows workers and their families to maintain a safe, decent standard of living (minimum resources for physical well-being plus healthcare, utilities, transportation, education and small savings) and extent the company provides relevant healthcare benefits (e.g., financial contributions or company-paid medical facilities/services)	In the United States, our benefits include health and wellness, paid time off, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. Specific health and safety benefits for U.S. employees include employer-sponsored health insurance, dental insurance, vision care insurance, flexible spending accounts, and commuter benefits. We also offer wellness and technology reimbursements. Outside of the United States, benefits vary by country and depend on a variety of factors, including market practice and statutory benefits.

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
•Employees in the flock are able to make lateral moves or change career direction or pace when possible

Quantitative Metrics

Social
Description of Disclosure	2022 Response	SASB Standard
Disclosure of average training time/expenses per employee by employee category	In 2022, the average training time was 19 hours for individual contributors, 30 hours for line managers, 30 hours for directors, and 45 hours of training and coaching for senior leaders.
Technical Employees who are Visa Holders
Quantitative Metrics
Percentage of technical employees that held valid H-1B visas as of the close of the reporting period.	We believe this is immaterial to our business as it reflects less than 5% of our total workforce.	CG-EC-330a.4

Governance
Description of Disclosure	2022 Response	SASB Standard
Good Governance Practices
Management Approach
Overview of our corporate governance policies and procedures, including how we assess and manage ESG risks and opportunities, engage with external stakeholders on ESG topics, and link remuneration with ESG performance.
Public Benefit Corporation Status
Because we are a PBC under Delaware law, our board of directors must manage our business and affairs in a manner that balances the pecuniary interest of our stockholders, the best interest of those materially affected by our conduct, and the specific public benefit of environmental conservation that is identified in our certificate of incorporation. As a result, in operating our business we are required to consider environmental conservation and the well-being of our flock and other stakeholders affected by our conduct alongside the financial interests of our stockholders. We are also obligated to report to our stockholders every two years on our progress as a PBC. In 2022, we published our 2021 Flight Status Report on our website, making it available to all stakeholders.

Certified B Corp Status
In addition to our PBC status, we have also achieved B Corp certification since 2016. Every three years, we must recertify through a process and set of expectations that have become more rigorous over time. According to B Lab, the median score of all businesses that have completed the B Impact Assessment is 50.9; our latest recertification score was 89.4 in 2019, up from our initial (2016) score of 81.9. We will undergo the recertification process in 2023.

Executive Compensation
Management and employees at or above the Director level are incentivized, in part, through our bonus program, where bonuses are linked to sustainability outcomes, including specific metrics related to carbon reduction targets.

Oversight and our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making (including through our Head of Sustainability). Management reports on ESG issues to our board of directors on a quarterly basis. The Sustainability, Nomination, and Governance Committee of our board of directors is responsible for overseeing ESG matters. We have a gender diverse board, with three out of eight of our directors identifying as women.

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

CG-EC-220a.2
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

Our Chief Technology Officer and IT team provide regular presentations to the Audit Committee. No material breaches occurred in 2022.

CG-EC-230a.1

Customer Education
Management Approach
Discussion of measures that have been implemented to increase customer awareness on sustainability impacts of products during their life cycle and to help customers reduce the environmental footprint of products	We understand the value customers place on authenticity and transparency, and since our inception, have run extensive campaigns to educate consumers about the sustainability impacts of footwear and apparel in general, and how we are working to address those impacts through our manufacturing processes and our products themselves. We share information on the social and environmental attributes of our products in our stores, in our social media channels, on our website, and in our sustainability reports. Examples of Allbirds marketing campaigns with a sustainability focus include labeling all products with their carbon footprint and freethefootprint.com.

In 2020, we began labelling all of our products with their carbon footprint. We did this for two reasons: to hold ourselves accountable to reducing our impact over time and to help our customers make informed purchasing decisions with climate impacts in mind. Providing a product’s planetary cost front and center empowers people to make intentional choices.

	According to a survey we conducted of 1,300 U.S. customers in 2020, 92% of our customers trust us to deliver reliable information, tools, and advice around sustainability.	CG-EC-230a.2
SASB Activity Metrics
Number of shipments	Our global e-commerce shipments in 2022 were approximately 3.8 million.[5]	CG-EC-000.C
Entity-defined measure of user activity	In 2022, we fulfilled approximately 2.7 million orders globally.	CG-EC-000.A
Data processing capacity, percentage outsourced	100% of our data processing is outsourced.[6]	CG-EC-000.B
Number of (1) Tier 1 suppliers and (2) suppliers beyond Tier 1	1) We had 11 Tier 1 suppliers in 2022. 2) We had 320 suppliers beyond Tier 1 in 2022.[7]	CG-AA-000.A

The Task Force on Climate-Related Financial Disclosures
The Financial Stability Board established the Task Force on Climate-Related Financial Disclosures, or TCFD, which is committed to market transparency and stability, to develop recommendations for more effective climate-related disclosures. Allbirds supports the mission of the TCFD to improve and increase reporting of climate-related financial information. We believe our initial TCFD climate-related financial disclosures align with the TCFD recommendations, and we intend to continue to refine our strategy and reporting in this framework going forward. In the table below, we look at existing governance structures and strategy that fit within the TCFD framework, what was done in the year ended December 31, 2022, and indicate our aspirations for the future to make this disclosure more robust. TCFD provides a framework with four thematic areas—Governance, Strategy, Risk Management, and Metrics and Targets—and 11 recommended disclosures. The following table provides information intended to address each recommendation.
5 We define number of shipments as number of global E-commerce shipments to customers; excludes returns and shipments to retail stores.
6 Due to our engagement with cloud computing, data analytics, and digital platforms.
7 “Tier 1” refers to the primary production facility to which an Allbirds purchase order is issued.

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

Substantive risk findings from our climate risk identification and assessment process and scenario analysis established by the Sustainability team in 2021 are planned to be integrated into our company-wide risk management process.

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

In 2022, we disclosed the absolute emissions across our direct and indirect operations for 2021, following the Greenhouse Gas Protocol, with additional third-party verification by SCS Global Services. Scope 1 and 2 emissions are driven by retail stores and corporate offices, and the majority of our Scope 3 emissions are from the materials, manufacturing, and transportation associated with our products.

2021 Estimates of Allbirds’ Market-based Emissions (tonnes CO2e)
a.Scope 1: 317
b.Scope 2: 324
c.Scope 3 (excludes Use & End of Life): 49,698
d.Scope 3 (includes Use & End of Life): 56,258

We are currently in the process of a third-party verification for our 2022 Scope 1,
2, and 3 emissions and we plan to disclose our 2022 emissions once the verification is complete.

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
We have registered domain names for websites that we use in our business, such as allbirds.com and similar variations. Further, we have developed internal practices around ongoing trademark and design patent registration pursuant to which we register brand names and product names, product designs, taglines, and logos to the extent we determine appropriate and cost-effective.
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
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Information Technology, and Data Security and Privacy”
Government Regulations
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, privacy and data security, product labeling and compliance, safety regulations, and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of our retail stores, manufacturing-related facilities and distribution centers. Our products, which are predominantly manufactured in countries other than the United States and which are sold in over 35 countries across the world, may be subject to tariffs, treaties, and various trade agreements, as well as laws affecting the importation of consumer goods. We monitor changes in these laws and believe we are in material compliance with applicable laws.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales peaking during the end-of-year holiday period that typically falls within our fourth quarter. In 2022, 2021 and 2020, we generated 28%, 35% and 36%, of our full year net revenue in the fourth quarter, respectively.
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

Risks Related to Our Business, Brand, Products, and Industry

We may be unable to successfully execute on our strategic transformation plans, simplification initiatives, or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs or accurately forecast demand and supply for our products.

In August 2022, we announced certain simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which includes inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. Our selling, general, and administrative expense initiatives include plans to reduce corporate office space and reduce corporate headcount. In addition, we have slowed the pace of corporate new hires and backfills for departing employees, and in July 2022 we reduced our global corporate workforce by 23 employees, which represented approximately 8% of our global corporate workforce. In addition, in March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow pace of openings, (iii) evaluate transition of international go-to-market strategy and (iv) improve cost savings and capital efficiency.

Successfully executing our long-term growth and profitability strategy and maintaining our revenue and profit levels or growing them in the future will depend on many factors, including our ability to:

•increase brand awareness and drive efficient customer acquisition through brand marketing and leveraging third party stores;

•continue growth within our existing customer base and increase closet share by focusing on our core franchise products;

•optimize our store fleet and execute our vertical distribution strategy of slowing the pace of retail store openings and transitioning our international go-to-market strategy;

•grow our product innovation platform while understanding the market opportunity for new product styles;

•scale our infrastructure for profitable growth;

•materialize our product and brand initiatives in a timely fashion;

•accurately forecast demand for our product and implement a more focused product strategy; and

•continue focusing on using sustainable materials.

We cannot guarantee that we will successfully implement all of these initiatives or that we will achieve or sustain the expected benefits, or that the benefits, even if achieved, will be adequate to meet our medium- or long-term financial and operational expectations. We may also experience additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees.

If we do not realize the expected benefits of these initiatives or experience additional unexpected costs in connection with these initiatives, our business, financial condition, results of operations, and cash flows could be negatively impacted.

Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

Our results of operations have varied, and could in the future vary, significantly from period to period as a result of various factors, some of which are outside of our control. Comparing our results of operations on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.

We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy, a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, in 2022 we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to certain first-generation apparel products which were not purchased in sufficient quantities by our customers. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our market or the geographies where we operate and where we sell our products, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Fluctuations in our results of operations may be particularly pronounced in the current economic environment due to the uncertainty caused by consumer spending patterns, inflationary pressures, the COVID-19 pandemic, and overall economic conditions. Fluctuations in our results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors.

Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.

Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, inflation, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the COVID-19 pandemic or future pandemics or public health crises, international trade relations, political turmoil, lower corporate earnings, reductions in business confidence and activity, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and, in the future, may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.

Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in 2022, we determined that triggering events, primarily related to our current period and history of operating cash flow losses required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $3.3 million related to long-lived assets associated with our stores in China.

The footwear and apparel business is extremely capital-intensive. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. Our projections are estimates, which could vary significantly from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations and there can be no assurance that a material impairment charge of long-lived assets will be avoided. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the importance of our brand may increase to the extent we experience increased competition, which has required and could continue to require additional expenditures on our brand promotion activities. Maintaining and enhancing our brand image also has required us and may require us to continue to make additional investments in areas such as merchandising, marketing, and online operations. These investments may be substantial and may not ultimately be successful.

We have incurred significant net losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $101.4 million, $45.4 million and $25.9 million in in 2022, 2021 and 2020, respectively, and we had an accumulated deficit of $238.7 million as of December 31, 2022. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 include cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:

•execute on our long-term growth strategy and strategic plans;

•invest in our relationships with third-parties, including retail partners and distributors;

•update our product and style mix;

•invest in new materials innovation and technology;

•focus on sustainable and environmentally friendly practices in our supply chain (which are often more expensive than traditional alternatives);

•invest in advertising and marketing initiatives to engage existing and new customers, enhance awareness of our brand, and grow market share;

•optimize our number of retail store locations;

•invest in the overall health and well-being of our employees;

•address increased competition;

•recruit and retain talent; and

•incur significant accounting, legal, and other expenses as a public company that we did not incur as a private company.

These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect or may not result in the returns we anticipate, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses beyond our expectations under our cost savings initiative, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our Class A common stock could decline significantly.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our net revenue and profitability.

The market for footwear and apparel is highly competitive. Our competitors include athletic and leisure footwear companies, as well as athletic and leisure apparel companies. We also compete directly against wholesalers and direct retailers of footwear and apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical footwear, as well as against retailers specifically focused on footwear. Competition has and may in the future result in pricing pressures, reduced profit margins, lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. Many of our competitors are large apparel and/or footwear companies with strong worldwide brand recognition, while others are new market participants with low barriers to entry. Because of the fragmented nature of the industry, we also compete with other apparel sellers, including those specializing in athletic footwear and other casual footwear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do.

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

Our success depends in large part upon widespread adoption of our products by our customers. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our sustainable footwear and apparel products. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience, if our retail partnerships are not successful, if we make products that our customers do not buy in sufficient quantities, or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers, and grow our business may be harmed. For example, since the launch of our first generation of apparel products, our customers have not purchased certain of these products in sufficient quantities, and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and discontinue the product line. As a result, in 2022, we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to these certain first-generation apparel products.

We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including in connection with our strategic transformation plan for our focused product strategy. Such campaigns can be expensive and may not result in new customers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenue at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition, and results of operations may be materially adversely affected.

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

Our success depends on our ability to identify, originate, and define product trends within the footwear and apparel industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by our customers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, during the COVID-19 pandemic, there was a shift of consumer preferences to more casual and informal apparel and footwear as greater numbers of consumers have shifted to working remotely from home. In addition, our experience in anticipating consumer preferences in one category, such as footwear, may not help us predict or anticipate consumer preferences in other new categories, such as apparel. For example, we did not successfully anticipate customer demand and preferences in designing and launching certain of our first-generation apparel products. As a result, demand for such products failed to meet our expectations and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and discontinue the product line. During 2022, we recognized a non-cash inventory write-down in our consolidated statements of operations and comprehensive loss, primarily related to these certain first-generation apparel products. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.

We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.

We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, social media, and our Allgood Collective, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in the over 35 countries where we sell our products.

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by our target customers, we may fail to attract customers, and our brand and reputation may be harmed. In addition, our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. We also expect to make increased investments into brand marketing as part of our strategic transformation plan to have a more focused product strategy. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.

We receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable economic and other terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives have become increasingly expensive and may continue to increase in cost, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.

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

To meet anticipated demand for our products, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, store closures (including, for example, due to the COVID-19 pandemic), declines in overall consumer spending, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.

Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through various channels including third-party discounters and our outlet store in Northern California. Additionally, in 2022, we recognized non-cash inventory write-downs, primarily related to the discontinuation of certain first-generation apparel products.

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

As of December 31, 2022, we operated 58 retail store locations across nine countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally.

As we open new retail stores, our ability to effectively obtain real estate to open new retail stores, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we seek to downsize, consolidate, reposition, or close some of our retail stores, which may require modification of various contracts, including an existing lease. We generally cannot cancel these leases at our option. For example, due to the COVID-19 pandemic, across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. During this period, our stores were not generating any revenue, but we were generally required to continue paying rent. Similarly, if an existing or new store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores, could have an adverse effect on our results of operations and financial condition.

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

As of December 31, 2022, we had approximately 760 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we may downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.

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

We may be unsuccessful in identifying new markets where our sustainable footwear and apparel products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new locations due to market saturation and/or other macro conditions (e.g., the impact of the COVID-19 pandemic).

Our growth strategy involves expansion of our retail partnerships, which presents risks and challenges to our business.

In 2022, we began entering into broad-based partnerships with third-party retailers, and we have limited operating experience executing this channel distribution strategy at scale. In addition, one of the initiatives under our strategic transformation plan is to reduce the pace of new retail store openings and leverage our third-party partnerships to increase brand awareness and reach new customers. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies, and headcount.

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

As of December 31, 2022, we partnered with over 200 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.

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

If we grow at a rapid pace, we may be unable to effectively manage our growth and the increased complexity of our business and, as a result, our brand, business, and financial performance may suffer.

We have expanded our operations rapidly since our inception in 2015, and our net revenue has increased from $126.0 million in 2018 to $297.8 million in 2022. If our operations grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.

From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses, such as our recent expansion of sales outside of the United States, which require substantial cash investments and management attention. We expect to continue to evaluate the number and geographic reach of our retail stores in the short- and mid-term and invest in a strategic manner, including in connection with our strategic transformation plan to slow the pace of store openings in the U.S. and transition our international go-to-market strategy. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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

•that certain metrics we utilize receive limited or no assurance from and/or verification by third parties, may involve a less rigorous review process than assurance sought in connection with more traditional audits, such a review process may not identify errors and may not protect us from potential liability under the securities laws, and, if we were to seek more extensive assurance or attestation with respect to such ESG metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation;

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

The SPO Framework, which consists of ESG criteria that we have satisfied or that we intend to satisfy, was originally described more fully in the section titled “The Sustainability Principles and Objectives Framework” in our final prospectus filed with the SEC on November 4, 2021 pursuant to Rule 424(b)(4). This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework may result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we committed publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.

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

To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have. The incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as our past incentive or as the current incentives offered by our competitors. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. For example, as we expand into new geographies, including hiring of remote employees, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market as the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.

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

We allow customers to return products under a return policy that we believe is more generous than the industry standard. For example, for footwear, we generally accept merchandise returns for full refund or exchange if returned within 30 days of the original purchase date. Our revenue is reported net of returns, discounts, and any taxes collected from customers and remitted to government authorities. We estimate an allowance for expected product returns based on historical return trends. Revenue is presented net of the sales return allowance, and the expected inventory right of recovery is presented as a reduction of cost of revenue. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged in transit as part of the return process which can impede our ability to resell the returned goods. From time to time, customers have abused our return policy by, for example, not appropriately returning shoes or returning shoes that have been worn repeatedly for all or most of the 30-day return window and cannot be resold. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition, and results of operations could be harmed.

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

Our business is affected by the general seasonal trends common to the retail footwear and apparel industry. As a result, historically, we have typically generated a higher proportion of net revenue, and incurred higher selling and marketing expenses, during the holiday season in the fourth quarter of the year compared to other quarters, and we expect these trends to continue. This seasonality may adversely affect our business and cause our results of operations to fluctuate.
Risks Related to Our Supply Chain
Our reliance on suppliers and manufacturers to provide materials for and to produce our products could cause problems in our supply chain.

We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the materials used in our products are developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources, some of whom were and may continue to be impacted by the COVID-19 pandemic and other external factors. Our contracts with some suppliers and manufacturers may not adequately meet our production requirements, and we compete with other companies for raw materials and production.

We have experienced, and may in the future experience, a significant disruption in the supply of raw materials from current sources and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price in time, or at all. These issues and risks were exacerbated by the COVID-19 pandemic, which resulted in travel limitations and stay-at-home orders in most or all parts of the world for much of 2020 and the early part of 2021. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. These issues and risks are increased as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our suppliers, which generally limit the number of suppliers who could potentially satisfy our requirements. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, environmental impact, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or materials sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain or if an alternative shipping and transportation route is required, any of which could increase our overall environmental impact and which could also negatively impact our reputation and the carbon footprint scoring of our products. Any delays, interruption, or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.
Our business is subject to the risk of manufacturer concentration.
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we plan to fully transition to a new footwear manufacturing partner in Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
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
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, rising interest rates, inflation, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials have had and could continue to have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. For example, in August 2021, we implemented a slight price increase in certain of our products, and had further price increases in March 2022. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.
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
Currently, most of our suppliers are located outside of the United States. As a result of our global suppliers, we are subject to risks associated with doing business abroad, including:
•political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, including, for example, Vietnam, China, and Peru;
•the imposition of new laws and regulations, including those relating to labor conditions, quality, and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed by the United States on imports from countries where our products are manufactured, including, for example, Vietnam, China, and Peru;
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
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on a few third-party logistics providers to store our finished products in, and distribute our products to customers from, their distribution center locations in the United States, Canada, United Kingdom, the Netherlands, China, Japan, South Korea, and New Zealand. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). If we continue to add third-party logistics providers, require them to expand their fulfillment, distribution, and warehouse capabilities, including adding additional locations in new countries, add products categories with different fulfillment requirements, or change the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our third-party logistics providers. The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational, and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. The third-party owned and operated logistics and distribution centers we rely on could be interrupted by issues beyond our control, including information technology problems, disasters such as earthquakes or fires, or outbreaks of disease or government actions taken to mitigate their spread. For example, during the COVID-19 pandemic, several logistics providers we rely on faced staffing shortages, which impacted their businesses and resulted in delayed shipping and delivery times. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our third-party logistics and distribution centers.

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
Our success depends in large part on our brand image. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained some U.S., E.U., and foreign trademark registrations, and will continue to evaluate the registration of additional trademarks as appropriate. However, some or all of these pending trademark applications may be refused due to prior conflicting trademarks or for other reasons. We also have and may continue to encounter “squatters” or bad actors that either apply to register or “squat” on previously acquired trademarks that are identical or related to our trademarks. In such scenarios, third parties hope to use their prior rights as leverage to extract a favorable monetary settlement or acquisition of their rights; in some instances, we are required to expend both financial and internal resources to address such filings.
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

Additionally, we might not be able to prevent third parties from registering, using, or retaining domain names that interfere with our customer communications or infringe or otherwise decrease the value of our marks, domain names, and other proprietary rights. For example, we have in the past been the target of, and may in the future be the target of, fraudulent websites with similar domain names or content to us that attempt to divert our customer traffic and defraud our customers. Any inability to prevent these practices could adversely affect our brand and make it more difficult for users to find our website.
Any material disruption of our information technology systems or unexpected network interruption could disrupt our business and reduce our sales.

We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, slowdowns, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.

Due to the importance of our website and internet-related operations, we are vulnerable to website downtime and other technical failures, which may be outside of our control. Further, any slowdown or material disruption of our systems, or the systems of our third-party service providers, or our website could disrupt our ability to track, record, and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms, or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our information technology systems, including our website, or switch to alternative third-party service providers which could be costly, cause interruptions, and could ultimately adversely affect our business, financial condition, results of operations, and growth prospects. Furthermore, we could experience delays in reporting our financial results.

We use complex custom-built proprietary software in our technology infrastructure. Our proprietary software may contain undetected errors or vulnerabilities, some of which may be significant and may only be discovered after the software has been implemented in our production environment or released to end users. In addition, we seek to continually update and improve our software, and we may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to slowdown or failure. For example, in the past we have experienced minor slowdowns and/or impaired functionality while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after commercial implementation or release could result in damage to our reputation, loss of customers, exploitation by bad actors resulting in data breaches or unauthorized modification of our software, disruption to our digital channels, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with or subsequent dependence on such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform, and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale, and upgrade our technology, transaction processing systems, and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale, and upgrade our technology, systems, and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our website, mobile app and underlying technology infrastructure, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the eCommerce industry. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration, and operating expenses, acquisition, and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities, and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. Our or our third-party vendors’ inability to continue to update, improve, and scale our website or mobile app and the underlying technology infrastructure (including upgrades to or replacement of legacy systems with successor systems or building new policies, procedures, training programs, and monitoring tools) could harm our reputation and our ability to acquire, retain, and serve our customers, which could adversely affect our business, financial condition, and results of operations.

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

Operating our business and platform involves the collection, storage, and transmission of a variety of sensitive information, which we may share with our third-party service providers. In an effort to protect sensitive information, we rely on a variety of security measures, but advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our or our third party service providers’ (a) failure or inability to detect cyberattacks or (b) failure or inability to adequately protect sensitive information.

Like other eCommerce companies, we are also vulnerable to hacking, malware, supply chain attacks, computer viruses, unauthorized access, and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user errors, or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, certain functional areas of our workforce operate in a “hybrid” or fully remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these issues could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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

We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in handling large volumes of data, transferring such data to third parties, processing such data for tracking and marketing purposes (or providing such data to third parties for tracking and marketing purposes), and protecting the security of such data. Our actual or perceived failure to comply with any federal, state, or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing, and security of data, or any failure by any of our third party service providers to protect such data that they may maintain on our behalf, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, result in indemnity obligations to our customers, distract our management, increase our costs of doing business, as well as expose ourselves to litigation, fines, civil, and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business (including our brand) in a manner that harms our financial position, results in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used, and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA took effect on January 1, 2023 and creates obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Further, Virginia, Colorado, Utah, and Connecticut have all passed privacy laws that took effect or will take effect in 2023, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other states have considered similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information.

Certain requirements from our third-party technology and platform providers may also cause us to modify our offerings due to privacy concerns or negatively affect our revenue due to reduced availability of information about consumers. For example, Apple iOS 14.5 requires apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Google introduced a similar feature in early 2022. Changes like this may reduce the quality of the data and related metrics that can be collected or used by us and/or our partners. In addition, such changes could significantly inhibit the effectiveness of our targeted advertising and related activities.

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

We also may be subject to European Union rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. We may make use of alternative data transfer mechanisms such as standard contractual clauses, or SCCs, approved by the European Commission on June 4, 2021. These new SCCs may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the United Kingdom and increase our costs.
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

We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the European Union, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development and not expected to take effect until sometime in 2023, a European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities, and may negatively impact our efforts to understand users.

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
We have and may continue to face exposure to foreign currency exchange rate fluctuations.
Certain of our foreign revenue is denominated in currencies of the countries and territories where we sell our products outside of the United States. Similarly, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into long-term contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar have affected and may in the future continue to affect our net revenue and results of operations. For example, in 2022, our net revenue and results of operations were negatively impacted by approximately $8.0 million from unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. As a result of such foreign currency exchange rate fluctuations, it has been and may continue to be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments
Existing and potential tariffs imposed by the United States or other governments or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition and results of operations; new trade restrictions could prevent us from importing or selling our products profitably.

The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations (including, for example, regarding the proper import classification code, or HTS code, for a given product) could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. For example, the U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, such as China, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. Any such future tariffs by the United States or other countries could have a significant impact on our business. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs or shift production between manufacturers in different countries, such efforts may not yield immediate results or may be ineffective or not possible in the near-term. For example, we shifted production capacity from China to Vietnam, which means that the U.S. government’s tariffs on certain imports from China currently only affect a small portion of our existing production volume. But we may be required to shift production capacity back to China (or other countries for which the U.S. government has imposed higher tariffs) due to lack of manufacturing expertise or capacity in relatively lower-tariff countries. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenue.

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

Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and countries where we sell or source our products, could negatively impact our results of operations or cash flows.

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
Most of our products are derived from third-party supply and manufacturing partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We also have subsidiaries and/or employees and other agents working in several foreign countries and territories, including, but not limited to, the United Kingdom, the People’s Republic of China, South Korea, and Hong Kong. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition, and results of operations.
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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

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

Although we believe that we currently collect sales taxes in all jurisdictions that require us to do so, a successful assertion by one or more jurisdictions requiring us to collect sales taxes where we currently do not collect sales taxes, or to collect additional sales taxes in a jurisdiction in which we currently collect sales taxes, could result in substantial tax liabilities (including penalties and interest). In addition, the imposition of additional sales tax collection obligations, whether for prior years or prospectively, could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could have an adverse impact on our business and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

We have incurred substantial net operating losses during our history. Subject to the limitations described below, unused net operating losses generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such net operating losses expire under applicable tax laws. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal tax law. In addition, our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Past or future changes in our stock ownership, including as a result of our initial public offering, some of which may be outside of our control, may have triggered or may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. Moreover, there may be periods during which the use of net operating loss carryforwards in various jurisdictions is suspended or otherwise subject to additional limitations. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
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

The market price of our Class A common stock may be highly volatile and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•changes to our business operations and strategy;

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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock (including any such shares issued upon conversion of shares of our Class B common stock) into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

In addition, as of December 31, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 12,700,367 shares of Class B common stock and 2,687,819 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 17,328,139 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

Further, based on shares outstanding as of December 31, 2022, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Timothy Brown and Joseph Zwillinger, our directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Our co-founders and co-Chief Executive Officers, Mr. Brown and Mr. Zwillinger, our directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As a public company that is subject to these new rules and regulations, it has been more expensive for us to obtain director and officer liability insurance compared to as a private company, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit and compensation and leadership management committees, and qualified executive officers.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with this annual report on Form 10-K for the year ended December 31, 2022. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company.” Our compliance with Section 404 has required and will continue to require that we incur substantial expenses and expend significant management efforts. We have and will likely need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
We may be subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, and copyright infringement, challenging trademarks, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business or our sustainability and ESG practices, statements, and goals. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customer and our brand image.
Extreme weather conditions, natural disasters, public health crises, political crises and instability, and other catastrophic events, including those caused or exacerbated by climate change, could negatively impact our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we operated 58 retail locations around the world. Our corporate headquarters is located in San Francisco, California, where we lease approximately 39,000 square feet of space under two leases that expire in December 2026. In addition to our corporate headquarters, we have satellite corporate office locations in Portland, London, Shanghai, Tokyo, Vietnam, and Seoul where we lease or have co-working arrangements that total approximately 16,000 square feet of office space. We use our corporate offices for product design and development, innovation around sustainable materials, operations, marketing, technology, and customer experience, as well as our other supporting teams. All of our offices and retail locations are leased, and we do not own any real property.
As of December 31, 2022, we also leased property in the following countries around the world that serve as our 58 retail locations, totaling approximately 180,000 square feet, as set forth below.

Country	# of Stores
United States	42
China	5
United Kingdom	3
Japan	2
Canada	2
Netherlands	1
Germany	1
South Korea	1
New Zealand	1
Total retail stores	58

While we believe that our current facilities are adequate to meet our foreseeable needs, we may lease additional facilities or vacate existing facilities as our operations require. We vacated our corporate office lease in San Diego in July 2022 and subleased the space to another tenant in November 2022.
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
Holders of Record
As of February 28, 2023, we had 26 holders of record of our Class A common stock and 29 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from November 3, 2021 (the date our Class A common stock commenced trading on the Nasdaq Stock Market) through December 31, 2022 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on November 3, 2021 and the reinvestment of dividends. The graph uses the closing market price on November 3, 2021 of $28.89 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
11/3/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Allbirds
S&P 500 Index
Nasdaq Composite Index

Unregistered Sales of Equity Securities

None.
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
We began our journey in 2015 with three fundamental beliefs about the emerging generation of consumers: first, these consumers recognize that climate change is an existential threat to the human race; second, these consumers connect their purchase decisions with their impact on the planet, demanding more from businesses; and third, these consumers do not want to compromise between looking good, feeling good, and doing good. We became a public benefit corporation, or PBC, under Delaware law and earned our B Corporation, or B Corp, certification in 2016, codifying how we take into account the impact our actions have on all of our stakeholders, including the environment, our flock of employees, communities, consumers, and investors. We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 58 retail stores as of December 31, 2022. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Recent Financial Performance
•Net revenue grew approximately 7.3% for the year ended December 31, 2022 compared to the same period in 2021 and 35.8% compared to the same period in 2020.
•Gross margin decreased to 43.5% for the year ended December 31, 2022 as compared to 52.9% for the same period in 2021.
•Net loss was $101.4 million for the year ended December 31, 2022 as compared to $45.4 million for the same period in 2021.

•Adjusted EBITDA loss was $60.4 million for the year ended December 31, 2022 as compared to a loss of $11.7 million for the same period in 2021.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of adjusted financial measures to their most directly comparable GAAP financial measures.

Recent Developments
March 2023 Strategic Transformation

In March 2023, we announced the implementation a strategic transformation plan to reignite growth in the coming years, as well as improve capital efficiency, and drive profitability. The plan focuses on four key areas:

Our product and brand initiatives include increasing focus on core franchise management, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as increased investments into brand marketing.

Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party wholesale channel. Store optimization will include slowing the pace of new store openings and investing in corporate and retail store talent and store marketing.

Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. We may potentially partner with distributors in certain markets in the future, which we expect would have impacts to both our short and long term results of operations, though the impact is uncertain this time.

Our cost savings and capital efficiency initiatives build upon cost and cash optimization work that we began in 2022, described in further detail in the “August 2022 Restructuring” section below. This includes plans to fully transition to a new footwear manufacturing partner by the end of 2023, which will potentially accelerate cost of revenue, SG&A and cash optimization savings over the next three years.
August 2022 Simplification Initiatives
In August 2022, we announced the implementation of simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. We expect these initiatives to result in estimated annualized selling, general, and administrative expense savings of approximately $13 million to $15 million. We substantially completed these simplification initiatives in the fourth quarter of 2022.
Our supply chain initiatives included reduction of logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which included inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. We recognized costs of $19.1 million primarily related to the write-down and liquidation of certain first generation apparel products in the year ended December 31, 2022, which are recorded within cost of revenue on the consolidated statement of operations and comprehensive loss. We also recognized revenue of $2.0 million primarily related to the liquidation of certain first generation apparel products in the year ended December 31, 2022, which is recorded within net revenue on the consolidated statement of operations and comprehensive loss.
Our selling, general, and administrative expense initiatives included slowing the pace of corporate new hires and backfills for departing employees, reducing our global corporate workforce, and reducing corporate office space to reflect a new hybrid working environment. Related to this, we recognized expenses of $0.8 million in the year ended December 31, 2022, which is recorded within restructuring expense on the consolidated statement of operations and comprehensive loss. These expenses are primarily related to severance and other employee termination-related costs, including the impact of stock-based compensation, resulting from the reduction of our global corporate workforce of approximately 8% in 2022. We ceased use of one of our corporate office leases in the United States in the third quarter of 2022 and began subleasing the space to another tenant in the fourth quarter of 2022.

Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be affected by a number of factors, including:
Ability to Grow Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Allbirds is still relatively unknown to consumers worldwide, underscoring a large opportunity to scale our customer base and drive future growth. Our continued focus on elevating our product offerings combined with our differentiated brand approach and authenticity is critical to attracting new customers and increasing closet share. Further, we must continue to emphasize our commitment to people, the planet, and our investors in order to further increase our reach and highlight the integrity of our brand. We believe our brand strength will enable us to continue to grow brand awareness, allowing us to deepen relationships with consumers and expand our access to global markets.
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to evaluate our go-to-market strategy, both in the U.S. and internationally, and invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. Starting in 2022, we began to selectively enter into retail partnerships with third parties, such as Nordstrom, REI, Dick’s Sporting Goods and Scheels, to distribute our products on a limited basis in an effort to build brand awareness and establish greater customer credibility in the market for our products. As part of our strategic transformation plan announced in March 2023, we intend to leverage these third-party partnerships further to increase brand awareness and reach new customers.
Continued Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our large and growing base of existing customers. We aim to grow our closet share within our existing customer base by focusing and developing on our core franchises. We believe we must continue to both innovate with new products and focus on core products in order to drive consumer engagement and increase our closet share. While we continue to do this, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our long-trusted commitment to offering the most comfortable, high performance, and sustainable products. In connection with our strategic transformation plan announced in March 2023, we intend to reconnect with our core customers by focusing our product strategy on our core franchise products. Our continued growth within our existing customer base will depend in part on our ability to focus our product strategy to appeal to our existing customers.
Execution of Our Vertical Retail Distribution Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of medium to long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our growing customer base while also growing revenue. We expect net revenue and gross margin to benefit from a higher mix of sales through our physical retail channel, due to a lower return rate and decreased shipping costs.
Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition, as store traffic has not fully recovered to pre-pandemic levels. These optimization efforts may include a combination of efforts, including evaluating the number of new store openings and slowing the pace of new retail store openings, investing in store marketing, expanding our third-party partnerships, and exploring partnering with distributors in certain international markets.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
United States	12	12	15	19	23	27	32	38	42
International[8]	10	10	12	12	12	12	14	13	16
Total	22	22	27	31	35	39	46	51	58
Growing Our Product Innovation Platform
Innovation has been core to the Allbirds brand since our inception in 2015. Our future innovation and product pipeline will depend, in part, on our ability to apply our expertise in materials science to source and commercialize materials that are sustainable, durable, and comfortable. Our success in leveraging these materials in our products is partially reliant on the ability of our manufacturing and supply chain partners to produce and distribute these materials at scale. It also takes months of testing before we commercialize new materials and products, which could cause delays in our existing growth plans. In addition, these initiatives may require ongoing investments which may lead to additional expenses that could delay our ability to achieve medium to long-term profitability. For example, in 2022, we debuted a new shoe within our lifestyle footwear offering, the Plant Pacer, which uses 100% plastic- and petroleum-free MIRUM plant leather from Natural Fiber Welding, Inc.
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational and capital efficiency and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. We believe our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, helps put us on a path of achieving profitable growth in the future. We will continue to make similar investments in developing partnerships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, the strengthening of the U.S. dollar in
8 In the third quarter of 2022, we opened two new international stores and had three store leases expire, resulting in a net reduction of one lease.

relation to foreign currencies, the crises in Ukraine, and the COVID-19 pandemic, could result in fluctuations in our results of operations. For example, during 2022, we utilized promotions to compete in a highly promotional environment and to drive sales. We expect to continue utilizing promotions, which may negatively impact our gross profit in the near term.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with a larger percentage of our sales occurring during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 28%, 35% and 36% of our full year net revenue during the fourth quarters of 2022, 2021, and 2020, respectively.
Impact of COVID-19
The COVID-19 pandemic continues to impact the global economy and cause disruption and volatility. While the vast majority of our retail stores were open during the year ended December 31, 2022, certain locations in China and Europe were temporarily closed based on government and health authority guidance. To date, we have not permanently closed any of our retail stores due to COVID-19. Further, despite volatile sourcing and logistics headwinds, we were able to launch several new product styles during 2022, including the Tree Flyer and the Pacer in both canvas and plant leather.
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
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party wholesalers. As of December 31, 2022, the majority of our sales are through our digital channels and leased retail stores. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers. Revenue is recognized when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect recent soft sales trends to continue into 2023, contributing to an overall decrease in net revenue from 2022.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-downs or write-offs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers. We expect our cost of revenue to decrease or increase in absolute dollars in line with net revenue fluctuations.
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the geographies and channels through which we sell our products, price increases or decreases, the innovation initiatives we undertake in each product category, cost drivers, such as commodity prices, transportation rates, manufacturing costs, and inventory write-downs or write-offs, among other factors. We expect that the combination of our strategy and growth initiatives in 2023 will result in a stronger gross margin profile.
Operating Expense
Selling, General, and Administrative expense
Selling, general, and administrative expense (“SG&A expense”), consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization expense, software costs, third-party professional fees, public company operating costs, and costs related to other office functions. During 2022, we reduced our global corporate workforce by 8% and subleased one of our corporate offices in the United States as part of an effort to streamline workflows and lower operating cost, as well as executing on certain other cost control actions that will continue into 2023, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization, as announced in March 2023, to reduce costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions. Inclusive of these cost control actions, we still expect total SG&A expense to increase over time.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to continue to increase in absolute dollars as we continue to expand our brand awareness, reignite our focused product strategy, introduce new products and iterations, and implement new marketing strategies.
Impairment Expense
Impairment expense consists of non-cash impairment charges relating to long-lived assets, which include property and equipment and operating lease right-of-use assets.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
Restructuring Expense
Restructuring expense consists of severance and other personnel costs, including stock-based compensation, related to the reduction of our global corporate workforce by 8% in 2022. Restructuring expense also consists of professional service fees, and other costs associated with exit and disposal activities. We expect restructuring expense to increase in 2023 as a result of our March 2023 strategic transformation plan.
Interest Income (Expense)
Interest income (expense) primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Income (Expense)
Other income (expense) consists of gains or losses on foreign currency, gains or losses on sales of property and equipment, changes in the fair value of our equity investments, and changes in the fair value of our preferred stock warrant liability.
The change in fair value for our preferred stock warrant liability was related to mark to market accounting and fluctuated as the value of the underlying preferred equity increased or decreased. In November 2021, immediately prior to the completion of the IPO, and upon the issuance of shares of Class B common stock, pursuant to the terms of our outstanding convertible preferred stock warrants, our preferred stock warrants were automatically exchanged for Class B common stock on a one-to-one basis and the preferred stock warrant liability was reclassified to additional paid-in capital on the condensed consolidated balance sheet. Therefore, subsequent to November 2021, there is no longer an impact to other income (expense) as a result of changes in the fair value of the preferred stock warrant liability.
Income Tax (Provision) Benefit
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of December 31, 2022.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$297,766	$277,472	$219,296
Cost of revenue	168,138	130,810	106,555
Gross profit	129,628	146,662	112,741
Operating expense:
Selling, general, and administrative expense(1)(2)	166,736	122,200	86,694
Marketing expense	59,109	57,338	55,271
Impairment expense	3,286	—	—
Restructuring expense	782	—	—
Total operating expense	229,913	179,538	141,965
Loss from operations	(100,285)	(32,876)	(29,224)
Interest income (expense)	19	(178)	(297)
Other income (expense)	139	(11,506)	(452)
Loss before provision for income taxes	(100,127)	(44,560)	(29,973)
Income tax (provision) benefit	(1,227)	(810)	4,113
Net loss	$(101,354)	$(45,370)	$(25,860)

Other comprehensive loss:
Foreign currency translation (loss) gain	(4,277)	(1,290)	2,245
Total comprehensive loss	$(105,631)	$(46,660)	$(23,615)
________________
(1)Includes stock-based compensation expense of $19.0 million, $9.7 million, and $6.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Includes depreciation and amortization expense of $15.8 million, $9.8 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table sets forth our consolidated results of operations as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	56.5%	47.1%	48.6%
Gross profit	43.5%	52.9%	51.4%
Operating expense:
Selling, general, and administrative expense	56.0%	44.0%	39.5%
Marketing expense	19.9%	20.7%	25.2%
Impairment expense	1.1%	—%	—%
Restructuring expense	0.3%	—%	—%
Total operating expense	77.2%	64.7%	64.7%
Loss from operations	(33.7)%	(11.8)%	(13.3)%
Interest income (expense)	0.0%	(0.1)%	(0.1)%
Other income (expense)	0.0%	(4.1)%	(0.2)%
Loss before provision for income taxes	(33.6)%	(16.1)%	(13.7)%
Income tax (provision) benefit	(0.4)%	(0.3)%	1.9%
Net loss	(34.0)%	(16.4)%	(11.8)%

Other comprehensive loss:
Foreign currency translation (loss) gain	(1.4)%	(0.5)%	1.0%
Total comprehensive loss	(35.5)%	(16.8)%	(10.8)%
Comparison of the Years Ended December 31, 2022 and 2021
Net Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenue	$297,766	$277,472	$20,294	7.3%
Net revenue increased by $20.3 million, or 7.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our sales growth was driven by an 8.4% increase in the number of units sold. This was partially offset by unfavorable foreign exchange rates which had an estimated $8.0 million impact. In the U.S., retail store sales was the primary driver of the increase in number of units sold as a result of 19 new stores opened during the year. Outside of the U.S., net revenue was roughly flat, as the business was negatively impacted by external headwinds, including unfavorable foreign exchange rates, continuing COVID-19 restrictions in China, and a decrease in discretionary consumer spending as a result of macroeconomic conditions such as increasing inflation.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$168,138	$130,810	$37,328	28.5%
Gross profit	129,628	146,662	$(17,034)	(11.6)%
Gross margin	43.5%	52.9%		(17.6)%

Cost of revenue increased by $37.3 million, or 28.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an increase in costs of $19.1 million related to inventory optimization, primarily inventory write-downs and liquidation of end of life inventory, an increase of 8.4% in the volume of units sold, and an increase of $11.8 million in freight and warehousing costs.
Gross profit decreased by $17.0 million, or 11.6%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in gross profit was primarily driven by an impact of $17.1 million related to inventory optimization, primarily inventory write-downs and liquidation of end of life inventory, as well as the impact of promotions, partially offset by an 8.4% in the volume of units sold.
Gross margin declined from 52.9% to 43.5% for the year ended December 31, 2022 compared to the year ended December 31, 2021, as a result of costs related to our inventory optimization, primarily inventory write-downs and liquidation of end of life inventory, higher freight and warehousing costs, increased promotional activity, and unfavorable foreign exchange rates, partially offset by a higher mix of margin accretive retail store sales.
Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$166,736	$122,200	$44,536	36.4%
Marketing expense	59,109	57,338	1,771	3.1%
Impairment expense	3,286	—	3,286	N/A
Restructuring expense	782	—	782	N/A
Total operating expense	$225,845	$179,538	$46,307	25.8%
Selling, general, and administrative expense
Selling, general, and administrative expense increased $44.5 million, or 36.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an increase of $9.5 million in personnel and related expenses as a result of higher headcount, an increase of $8.9 million in rent, utilities, and office expenses as a result of 23 new stores in operation, an increase of $8.6 million in stock-based compensation and common stock warrant expense, and an increase of $5.9 million of depreciation and amortization as a result of acquiring assets for the build out of new stores and new internally developed software projects during the year. The remaining $11.6 million increase was composed of other miscellaneous operating and third-party professional expenses and fees.
Marketing expense
Marketing expense increased $1.8 million, or 3.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. As a percentage of net revenue, marketing expense improved from 20.7% to 19.9%, due to improvements in marketing efficiencies, partially offset by our sales decline in the fourth quarter.

Impairment expense
Impairment expense increased by $3.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of impairment of certain operating lease right-of-use assets and property and equipment in China that were impacted by COVID-related closures.
Restructuring expense
Restructuring expense increased by $0.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, and consisted primarily of severance and related costs of $0.7 million as a result of the 8% reduction of our global corporate workforce in 2022.
Interest Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$19	$(178)	$197	NM9
Interest income increased by $0.2 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by an increase in interest income on our cash and cash equivalents.
Other Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$139	$(11,506)	$11,645	NM2
Other income increased $11.6 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a decrease of $10.6 million of expense relating to the mark to market adjustment to reflect the fair value of our preferred stock warrant liability in 2021 that was not present in 2022 and an increase of $1.0 million related to a gain on foreign currency.

Income Tax Provision

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(1,227)	$(810)	$(417)	51.5%
Income tax provision increased by $0.4 million, or 51.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates.
Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Net revenue	$277,472	$219,296	$58,176	26.5%
Net revenue increased $58.2 million, or 26.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our sales growth was driven by a $57.7 million increase in the volume of units sold as a result of
9 NM - Not meaningful.

strong consumer demand across geographies and channels and a strong response to new product launches during the year, with the remaining $0.5 million due to an increase in our average selling price per unit driven by modest price increases in certain of our products and product mix.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$130,810	$106,555	$24,255	22.8%
Gross profit	146,662	112,741	$33,921	30.1%
Gross margin	52.9%	51.4%		2.8%
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
Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$122,200	$86,694	$35,506	41.0%
Marketing expense	57,338	55,271	$2,067	3.7%
Total operating expense	$179,538	$141,965	$37,573	26.5%
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
Marketing expense
Marketing expense increased $2.1 million, or 3.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. As a percentage of net revenue, marketing expense improved from 25.2% to 20.7%, due to improvements in marketing efficiencies.
Interest Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense	$(178)	$(297)	$119	(40.1)%

Interest expense decreased $0.1 million, or 40.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by less borrowing under the Credit Agreement in 2021 as compared to 2020.
Other Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Other expense	$(11,506)	$(452)	$(11,054)	2445.6%
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
Income Tax Benefit (Provision)

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax (provision) benefit	$(810)	$4,113	$(4,923)	(119.7)%
Income tax (provision) benefit decreased by $4.9 million, or 119.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting in an income tax provision, primarily due to the fact that the 2020 tax benefit reflected the carryback of net operating losses under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which is nonrecurring. In the prior year ended December 31, 2020, we elected to carry back 2018 and 2019 net operating losses to prior tax years.
Non-GAAP Financial Measures
This Annual Report on Form 10-K and accompanying financial tables include references to adjusted EBITDA and adjusted EBITDA margin, which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance, and the adjustments we make to these non-GAAP financial measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. These non-GAAP financial measures should not be considered as alternatives to net loss or net loss margin as calculated and presented in accordance with GAAP.
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization expense, impairment expense, restructuring expense, other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash changes in fair value of our preferred stock warrant liability), interest income or expense, and income tax provision or benefit.
Adjusted EBITDA margin is defined as adjusted EBITDA divided by net revenue.
There are a number of limitations related to the use of these non-GAAP financial measures. Some of these limitations are:
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

•adjusted EBITDA and adjusted EBITDA margin do not reflect impairment expense for long-lived assets and, although these are a non-cash expense, the assets being impaired may not recover their fair value, increasing our cash requirements;
•adjusted EBITDA and adjusted EBITDA margin do not reflect severance, reorganization, exit, disposal and other costs associated with restructuring plans, which reduce cash available to us;
•adjusted EBITDA and adjusted EBITDA margin do not reflect other income or expense that may reduce cash available to us if the actual cash received is lower than the cash paid;
•adjusted EBITDA and adjusted EBITDA margin do not reflect interest income or expense, or the cash required to service interest on our debt, which reduces cash available to us; and
•adjusted EBITDA and adjusted EBITDA margin do not reflect income tax expense, or tax payments that may reduce cash available to us.
Further, other companies, including companies in our industry, may calculate these non-GAAP financial measures differently, which reduces their usefulness as comparative measures. Because of these limitations, we consider, and investors should consider, these non-GAAP financial measures together with other operating and financial performance measures presented in accordance with GAAP.
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Year Ended December 31,
	2022	2021	2020
	(in thousands) (unaudited)
Net loss	$(101,354)	$(45,370)	$(25,860)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	20,026	11,408	6,684
Depreciation and amortization expense	15,754	9,813	7,110
Impairment expense	3,286	—	—
Restructuring expense	782	—	—
Other (income) expense	(19)	178	297
Interest (income) expense	(139)	11,506	452
Income tax provision (benefit)	1,227	810	(4,113)
Adjusted EBITDA(1)	$(60,437)	$(11,655)	$(15,430)
(1) We are no longer excluding the revenue and cost of revenue impact associated with the inventory optimization related to the previously announced discontinuation of our first generation apparel business, the Simplification Initiatives, from Adjusted EBITDA. The impact of this change to our adjusted EBITDA for the year ended December 31, 2022 is an increase to Adjusted EBITDA loss of $17.1 million.

Adjusted EBITDA decreased by $48.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in adjusted EBITDA was primarily driven by the $56.0 million increase in net loss and $11.6 million decrease in other expense, which was partially offset by increases in stock-based compensation and depreciation and amortization.
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

We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Year Ended December 31,
	2022	2021	2020
	(in thousands) (unaudited)
Net revenue	$297,766	$277,472	$219,296

Net loss	$(101,354)	$(45,370)	$(25,860)
Net loss margin	(34.0)%	(11.8)%	(7.5)%

Adjusted EBITDA	$(60,437)	$(11,655)	$(15,430)
Adjusted EBITDA margin	(20.3)%	(4.2)%	(7.0)%
Adjusted EBITDA margin declined from (4.2)% to (20.3)% in the year ended December 31, 2022 compared to the year ended December 31, 2021 and improved from (7.0)% to (4.2)% in the year ended December 31, 2020 compared to the year ended December 31, 2019. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $167.1 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from private sales of equity securities. We completed our IPO in November 2021 and received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under the Credit Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, amounts available for borrowing under the Credit Agreement and issuances of equity securities or debt offerings.
Our material cash requirements for future capital expenditures, expected to be between $10 million and $15 million in 2023, may vary materially from those currently planned and will depend on many factors, including our revenue growth rate, the impact of our strategic transformation plan, our ability to scale across categories, geographies, and channels, our human capital costs which are not accurately estimable, our ability to execute on new marketing initiatives, the timing and extent of spending to support investments in growth and technology initiatives, the market adoption of new products, ESG initiatives to reduce and offset our carbon emissions, and overall market conditions. As we begin to execute on our strategic transformation plan announced in March 2023, we expect to see a decrease in future capital expenditures due to fewer store openings in the U.S. as well as in international markets if we transition our international go-to-market strategy to partnerships with distributors in certain markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Our material cash requirements include the following contractual and other obligations:

Debt
In February 2019, we entered into the Credit Agreement. The Credit Agreement is an asset-based loan with a revolving line of credit of up to $40.0 million and an optional accordion of up to $35.0 million. The Credit Agreement has a maturity date of February 20, 2024. As of December 31, 2022 and 2021, we had no outstanding balances under the Credit

Agreement. See Note 9, Long-Term Debt, of our consolidated financial statements included in Part II, Item 8, for more information regarding the Credit Agreement.
Inventory Purchase Obligations
Inventory purchase obligations relate to a supplier agreement that requires us, through our manufacturers, to purchase a minimum quantity of materials per year. As of December 31, 2022, we had inventory purchase obligations of $17.7 million, with $2.3 million payable within 12 months. See Note 15, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our inventory purchase obligations.

Operating Leases
We lease various office and retail spaces for our operations with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions. As of December 31, 2022, we had undiscounted operating lease commitments of $125.7 million, with $14.1 million payable within 12 months. See Note 16, Leases, of our consolidated financial statements included in Part II, Item 8, for more information regarding our operating lease commitments.
Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(90,583)	$(50,850)	$(34,578)
Net cash used in investing activities	(32,292)	(25,636)	(16,281)
Net cash provided by financing activities	3,581	238,152	102,189
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,515)	(341)	909
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(120,809)	$161,325	$52,239
Operating Activities
Our largest sources of operating cash are cash payments received from customers for sales of our products. Our primary uses of cash from operating activities are for personnel and related expenses, selling and marketing expenses, and third-party professional fees. We have generated negative operating cash flows and have supplemented working capital through net proceeds from the sale of equity securities, including proceeds from our IPO in November 2021.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, inventory write-offs and write-downs, and changes in operating assets and liabilities during each year.

During 2022, net cash used in operating activities was $90.6 million, which consisted of a net loss of $101.4 million and a net increase of $40.6 million in our operating assets and liabilities, partially offset by non-cash charges of $51.4 million added back to net loss. The change in operating assets and liabilities was primarily due to an increase of $24.7 million in inventory due to higher inventory on hand and higher inbound freight costs, as well as a decrease of $18.5 million in accounts payable due to timing of payments.
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

Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business.
Net cash used in investing activities in 2022, 2021, and 2020 was $32.3 million, $25.6 million, and $16.3 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores across the U.S. and internationally.
Financing Activities
Net cash provided by financing activities in 2022 was $3.6 million, primarily due to net proceeds from the exercise of stock options, the issuance of common stock under the employee stock purchase plan, and the receipt of a repayment for a non-recourse promissory note, offset by payments of deferred offering costs and taxes withheld on employee stock awards.
Net cash provided by financing activities in 2021 and 2020 was $238.2 million and $102.2 million, respectively, primarily due to $237.0 million of offering proceeds from our IPO in November 2021 and net proceeds from issuances of our Series E preferred stock, respectively.
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
Revenue Recognition
Our primary source of revenue is from sales of shoes and apparel products. We determine revenue recognition in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when transfer of control to the customer has occurred, which is either upon shipment or upon receipt, depending on the terms of sale. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns from and discounts to customers. As customers may return products, we record a reserve for estimated product returns in each reporting period as a reduction of net revenue, which is based on historical return trends. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. We believe revenue recognition is subject to uncertainty as actual return costs can differ from previous estimates based on the amount of customer returns or exchanges, which would result in adjustments to the amount of liability and corresponding revenue in the period in which such differences occur. In making such estimates, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products.
Inventory
Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs. We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, the age of the merchandise, and product quality. Inventory write-downs are recognized in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Our reserve estimates require us to make assumptions based on the current rate of sales, age of inventory, salability and profitability of inventory, all of which may be affected by changes in our product mix and consumer preferences. These adjustments are estimates which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.
Impairment of Long-Lived Assets

We evaluate the recoverability of property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is typically at the country-level for store assets and the corporate-level for corporate assets. The carrying amount of a country asset group includes stores’ operating lease right-of-use assets and property and equipment, primarily leasehold improvements. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on estimated discounted net future cash flows. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our future expectations, competitive factors in its various markets, inflation, revenue trends and other relevant economic factors that may impact the asset group under evaluation.

There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material. We determine that triggering events, primarily related to a current-period and history of operating cash flow losses and the impact of COVID-related store closures, occurred during 2022 that required an impairment review of our long-lived assets. Based on the results of this analysis, we recorded non-cash impairment charges of $3.3 million.

Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 31, 2022 for those asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2022. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.
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
Fair Value of Common Stock
Prior to our IPO in November 2021, given the absence of a public trading market of our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including:
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
Emerging Growth Company Status
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual gross revenue, we have more than $700.0 million in market value of our Class A stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, which arise during the ordinary course of business from changes in interest rates, foreign currency exchange rates, and inflationary factors. A discussion of our primary market risk exposures is presented below.
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $167.1 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consists primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates.
We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.
Foreign Currency Risk
Our consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. Although we have not historically entered into derivative or hedging transactions, given the recent unfavorable foreign exchange rates and its impact to our revenue, we may do so in the future if our exposure to foreign currency becomes more significant. As of December 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive (loss) income within stockholders' equity on the consolidated balance sheet. As of December 31, 2022 and 2021, we had accumulated other comprehensive loss of $3.6 million and accumulated other comprehensive income of $0.7 million, respectively, as a result of foreign currency translation adjustments.
Inflation Risk
Given the recent rise in inflation, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, materials costs, and labor costs. Although we do not believe that inflation has had a material impact on our business, financial condition or results of operations, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases and cost reductions. Additionally, because we purchase inventory from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

Item 8. Financial Statements and Supplementary Data
ALLBIRDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Allbirds, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allbirds, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022, due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
March 10, 2023
We have served as the Company’s auditor since 2016.

ALLBIRDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$167,136	$288,576
Accounts receivable	9,206	10,978
Inventory	116,796	106,876
Prepaid expenses and other current assets	15,796	37,938
Total current assets	308,934	444,368

Property and equipment—net	54,340	37,955
Operating lease right-of-use assets	91,232	—
Other assets	7,858	6,106
Total assets	$462,364	$488,429

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	12,245	30,726
Accrued expenses and other current liabilities	23,448	46,243
Current lease liabilities	10,263	—
Deferred revenue	4,057	4,187
Total current liabilities	50,012	81,156

Noncurrent liabilities:
Noncurrent lease liabilities	95,583	—
Other long-term liabilities	—	10,269
Total noncurrent liabilities	95,583	10,269
Total liabilities	$145,595	$91,425

Commitments and contingencies (Note 15)

Stockholders’ equity:
Class A Common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2022 and 2021; 96,768,745 and 49,016,511 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	5
Class B Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; 53,137,729 and 98,036,009 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	10
Additional paid-in capital	559,106	533,709
Accumulated other comprehensive (loss) income	(3,611)	666
Accumulated deficit	(238,741)	(137,386)
Total stockholders’ equity	316,769	397,004

Total liabilities and stockholders’ equity	$462,364	$488,429
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$297,766	$277,472	$219,296
Cost of revenue	168,138	130,810	106,555
Gross profit	129,628	146,662	112,741
Operating expense:
Selling, general, and administrative expense	166,736	122,200	86,694
Marketing expense	59,109	57,338	55,271
Impairment expense	3,286	—	—
Restructuring expense	782	—	—
Total operating expense	229,913	179,538	141,965
Loss from operations	(100,285)	(32,876)	(29,224)
Interest income (expense)	19	(178)	(297)
Other income (expense)	139	(11,506)	(452)
Loss before provision for income taxes	(100,127)	(44,560)	(29,973)
Income tax (provision) benefit	(1,227)	(810)	4,113
Net loss	$(101,354)	$(45,370)	$(25,860)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.65)	$(0.49)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,754,428	69,308,930	53,005,424

Other comprehensive loss:
Foreign currency translation (loss) gain	(4,277)	(1,290)	2,245
Total comprehensive loss	$(105,631)	$(46,660)	$(23,615)
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Convertible Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
Balance as of December 31, 2019	—	$—	53,690,145	$5	$57,322	$(289)	$(66,156)	$(9,118)	62,187,015	$102,302
Issuance of Series D Preferred Stock (net of $78 issuance costs)	—	—	—	—	—	—	—	—	155,209	1,922
Issuance of Series E Preferred Stock (net of $174 issuance costs)	—	—	—	—	—	—	—	—	8,648,695	99,825
Exercise of stock options	—	—	492,604	—	440	—	—	440	—	—
Repurchase of unvested common stock shares	—	—	(499,480)	—	—	—	—	—	—	—
Vesting of warrants	—	—	—	—	192	—	—	192	—	—
Stock-based compensation	—	—	—	—	6,594	—	—	6,594	—	—
Comprehensive income	—	—	—	—	—	2,245	—	2,245	—	—
Net loss	—	—	—	—	—	—	(25,860)	(25,860)	—	—
Balance as of December 31, 2020	—	$—	53,683,269	$5	$64,548	$1,956	$(92,016)	$(25,507)	70,990,919	$204,049
Conversion of convertible preferred stock to Class B common stock upon IPO	—	—	70,990,919	7	204,042	—	—	204,049	(70,990,919)	(204,049)
Issuance of Class A common stock upon IPO, net of underwriting discounts, commissions, and offering costs	16,850,799	2	—	—	231,551	—	—	231,553	—	—
Exercise of stock options	—	—	3,274,745	—	5,484	—	—	5,484	—	—
Exercise of common stock warrants	—	—	1,150,956	—	395	—	—	395	—	—
Vesting of common stock warrants	—	—	—	—	1,476	—	—	1,476	—	—
Vesting of restricted stock units	204	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock warrant liability to additional paid-in capital due to conversion to Class B common stock upon IPO	—	—	1,104,560	—	16,469	—	—	16,469	—	—
Conversion of Class B shares into Class A common stock	32,165,508	3	(32,165,508)	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,744	—	—	9,744	—	—
Comprehensive loss	—	—	—	—	—	(1,290)	—	(1,290)	—	—
Net loss	—	—	—	—	—	—	(45,370)	(45,370)	—	—
Balance as of December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004	—	$—
Issuance of common stock under employee stock purchase plan	311,509	—	—	—	1,201	—	—	1,201	—	—
Exercise of stock options	—	—	1,743,005	—	2,585	—	—	2,585	—	—
Exercise of common stock warrants, net of shares withheld	—	—	25,717	—	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843	—	—	843	—	—
Vesting of restricted stock units	770,791	—	—	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539	—	—
Conversion of Class B shares into Class A common stock	46,669,934	5	(46,669,934)	(5)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,230	—	—	20,230	—	—
Comprehensive loss	—	—	—	—	—	(4,277)	—	(4,277)	—	—
Net loss	—	—	—	—	—	—	(101,354)	(101,354)	—	—
Balance as of December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769	—	$—
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(101,354)	$(45,370)	$(25,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,679	9,653	7,088
Amortization of debt issuance costs	49	49	49
Stock-based compensation	19,873	11,245	6,784
Inventory write-down	14,437	—	—
Deferred taxes	(898)	252	(39)
Impairment expense	3,279	—	—
Change in fair value of preferred stock warrant liability	—	10,624	(749)
Changes in assets and liabilities:
Accounts receivable	1,605	(9,110)	(740)
Inventory	(24,742)	(48,476)	(13,867)
Prepaid expenses and other current assets	18,100	(11,505)	(11,249)
Operating lease right-of-use assets and current and noncurrent lease liabilities	12,265	—	—
Accounts payable and accrued expenses	(37,593)	25,240	1,249
Other long-term liabilities	(10,157)	5,289	1,944
Deferred revenue	(126)	1,259	812
Net cash used in operating activities	(90,583)	(50,850)	(34,578)

Cash flows from investing activities:
Purchase of property and equipment	(31,363)	(24,181)	(14,350)
Investment in equity securities	—	(250)	(2,000)
Changes in security deposits	(929)	(1,205)	69
Net cash used in investing activities	(32,292)	(25,636)	(16,281)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	236,964	—
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	101,749
Proceeds from bank loans	—	—	18,294
Principal payments on bank loans	—	—	(18,294)
Payments of deferred offering costs	(744)	(4,691)	—
Repayment of non-recourse promissory note	539	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	1,201	—	—
Proceeds from the exercise of common stock warrants	—	395	—
Proceeds from the exercise of stock options	2,751	5,484	440
Taxes withheld and paid on employee stock awards	(166)	—	—
Net cash provided by financing activities	3,581	238,152	102,189

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,515)	(341)	909
Net (decrease) increase in cash, cash equivalents, and restricted cash	(120,809)	161,325	52,239
Cash, cash equivalents, and restricted cash—beginning of year	288,576	127,251	75,012
Cash, cash equivalents, and restricted cash—end of year	$167,767	$288,576	$127,251

ALLBIRDS, INC.

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$118	$235
Cash paid for taxes	$1,424	$438	$110
Noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$601	$979	$138
Repurchase of stock options	$—	$—	$640
Non-cash exercise of common stock warrants	$35	$39	$—
Deferred offering costs included in accrued liabilities	$—	$744	$—
Stock-based compensation included in capitalized internal-use software	$1,199	$—	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$167,136	$288,576	$126,551
Restricted cash included in prepaid expenses and other current assets	632	—	700
Total cash, cash equivalents, and restricted cash	$167,767	$288,576	$127,251
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

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
2.    Significant Accounting Policies
Basis of Preparation—The consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”). Certain monetary amounts, percentages, and other figures included elsewhere in these consolidated financial statements and accompanying notes have been subject to rounding adjustments. As such, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
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
Coronavirus (“COVID-19”) Pandemic—In December 2019, a novel strain of coronavirus (“COVID-19”) was reported, and during 2020 and 2021 expanded into a worldwide pandemic, leading to significant business and supply chain disruptions. During the year ended December 31, 2022, aspects of our business continued to be affected by COVID-19. During these periods, the vast majority of our retail stores around the world remained open. To date, we have not permanently closed any of our retail stores due to COVID-19. Our distribution centers and retail stores continue to operate with restrictive and precautionary measures in place, subject to national, state, and local rules and regulations. At times, our suppliers and logistical service providers have experienced disruptions that have affected our operations worldwide. Similar impacts or other disruptions could occur in the future. Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, we cannot reasonably estimate the future impact on our results of operations, cash flows, or financial condition.
Dual class Common Stock—In September 2021, we filed our Eighth Amended and Restated Certificate of Incorporation, which established a dual class common stock structure. In November 2021, in connection with the closing of our Initial Public Offering (IPO), we also filed our Ninth Amended and Restated Certificate of Incorporation, which authorized a total of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.
Initial Public Offering—On November 3, 2021, our Class A common stock began trading on The Nasdaq Global Select Market. In connection with the closing of the IPO on November 5, 2021, we received aggregate proceeds of $237.0 million, net of the underwriting discounts and commissions of $15.8 million and before offering costs of $5.4 million. Immediately prior to the closing of the IPO, all 70,990,919 shares of our convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock and we reclassified $204.0 million of convertible preferred stock to additional paid-in-capital.
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODMs are the co-Chief Executive Officers. We operate in one operating segment and one reportable segment, as the CODMs review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
The following table presents long-lived assets by geographic area, comprising property and equipment - net, definite-lived intangible assets, and operating lease right-of-use assets:

(in thousands)	December 31, 2022	December 31, 2021
Long-lived assets:
United States	$126,988	$33,384
International	18,638	4,571
Total long-lived assets	$145,626	$37,955
Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity or deficit as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income or expense on the consolidated statements of operations and comprehensive loss.
Cash, Cash Equivalents, and Restricted Cash—We consider all highly liquid investments with an original maturity date of three months or less as cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs, which consist of quoted prices in active markets. We place our cash and cash equivalents with several high credit quality financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We have not experienced any losses in such accounts and periodically evaluate the credit worthiness of the financial institutions. Our foreign bank accounts are not subject to FDIC insurance.
Restricted cash serves as collateral for a bond with the United States Customs and Border Protection (“CBP”), which allows us to take possession of our inventory before all formalities with the CBP are completed for imported products. Restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheets.
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale accounts receivable was $6.3 million and $7.9 million as of December 31, 2022 and 2021, respectively. Credit card receivables were $2.1 million and $2.2 million as of December 31, 2022 and 2021, respectively.
During the fourth quarter of 2021, we made an accounting policy change to present customer accounts receivable that are not credit card receivables, within the accounts receivable line on the consolidated balance sheet to align with management’s reporting. These types of receivables were historically immaterial and are included in prepaid and other current assets within the consolidated financial statements and accompanying footnotes for periods presented prior to 2021.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and record reserves as necessary to appropriately value slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the market value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. As of December 31, 2022 and 2021, we recorded an inventory reserve to reduce the value of our inventory by $8.3 million and $1.7 million, respectively, within inventory on the consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the year based on the results of physical inventory counts, we recorded $15.9 million, $0.4 million, and $2.3 million in cost of revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020, respectively.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the term of the associated property lease. Expenditures for repairs and maintenance are expensed as incurred. Upon disposal, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss as other income or expense.
Useful lives by major asset classes are below:

Asset Class	Estimated Useful Lives
Computers and equipment	3 years
Furniture and fixtures	3 years
Machinery and equipment	5 years
Internal-use software	3 years
Leasehold improvements	Shorter of lease term or estimated useful life
Leases—We determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.
We use an estimate of our incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. The IBR is the company specific rate of interest that would have to be paid by us to borrow on a collateralized basis over a similar term of the lease in a similar economic environment as of the date of the lease. In determining the appropriate IBR, we consider various factors, including, but not limited to, the lease term, our credit rating, U.S Treasury rates, and the currency in which the arrangement is denominated. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We do not separate non-lease components from lease components for our leases. In addition, we do not recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.
Any impairment to the associated right-of-use assets is recognized in the period the impairment occurs and is recorded in the consolidated statements of operations and comprehensive loss.
Operating leases are included in operating lease right-of-use assets, current lease liabilities, and noncurrent lease liabilities on the consolidated balance sheets. We did not have any finance leases for any periods presented.
Capitalized Internal-Use Software—Costs of software developed for internal-use is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software. Capitalization of costs begins when the preliminary project stage is completed, management authorizes and commits to funding the computer software project, it is probable that the project will be completed, and the software will be used to perform the function intended. Such costs are capitalized in the period incurred. Capitalization ceases at the point when the project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, which is generally three years. For the years ended December 31, 2022, 2021, and 2020, we capitalized $8.9 million, $5.4 million, and $5.7 million, respectively, in internal-use software recorded within property and equipment in the consolidated balance sheets.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Impairment of Long-Lived Assets—We evaluate the recoverability of property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is typically at the country-level for store assets and the corporate-level for corporate assets. The carrying amount of a country asset group includes stores’ operating lease right-of-use assets and property and equipment, primarily leasehold improvements. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on estimated discounted net future cash flows. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our future expectations, competitive factors in its various markets, inflation, revenue trends and other relevant economic factors that may impact the asset group under evaluation.
There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material. We determine that triggering events, primarily related to a current-period and history of operating cash flow losses, occurred during 2022 that required an impairment review of our long-lived assets. Based on the results of this analysis, we recorded non-cash impairment charges of $3.3 million, recognized as impairment expense in our consolidated statements of operations and comprehensive loss. $2.4 million of the charge related to a reduction of the carrying value of our operating lease right-of-use assets, and $0.9 million related to a reduction of the carrying value of leasehold improvements included within property and equipment - net.
There were no impairment losses recorded for the years ended December 31, 2021 and 2020.
Restructuring—In the third quarter of 2022, we announced plans to streamline workflows and lower operating costs. As part of this effort, we reduced our global corporate workforce by terminating 24 individuals, representing approximately 8% of our global corporate workforce, resulting in severance and employee-related termination costs, including stock-based compensation, recognized as restructuring expense in the consolidated statements of operations and comprehensive loss. In addition, we vacated one of our corporate office leases in the United States and subleased the space to another lessee.
The following table presents a roll-forward of our severance and employee-related termination costs, which is included within accrued expenses and other current liabilities in the consolidated balance sheets:

(in thousands)	Severance and employee-related termination costs
Balance as of December 31, 2021	$—
Charges	665
Cash Payments	(665)
Balance as of December 31, 2022	$—
Revenue Recognition—Our primary source of revenue is from sales of shoes and apparel products. We account for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, for all periods presented.
We recognize revenue through the following steps:
1.identification of the contract, or contracts, with the customer;
2.identification of the performance obligations in the contract;
3.determination of the transaction price;
4.allocation of the transaction price to the performance obligations in the contract; and

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
5.recognition of revenue when, or as, we satisfy a performance obligation.
Revenue transactions associated with the sale of our inventory comprise a single performance obligation which consists of the sale of products to customers through our direct to consumer or wholesale channels. Payment is due either at the time of purchase or within a timeframe specified in the contract, without significant financing components. The consideration received from customers is not variable. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment. Control transfers to retail store customers at the time of sale and to digital customers upon shipment. This transfer of control represents a single deliverable and revenue is recognized at a point in time. We account for shipping and handling fees charged to customers as revenue and we account for shipping and handling costs as fulfillment costs. We recognize the revenue and cost associated with shipping and handling at the time the products are shipped to the customer. Discounts provided to customers are accounted for as a reduction of revenue. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We have two types of contract liabilities: (i) cash collections of purchases, which are included in deferred revenue and are recognized as revenue upon shipment; and (ii) unredeemed gift cards and merchandise credits, which are included in deferred revenue and recognized as revenue upon redemption.
Gift cards sold to customers do not carry an expiration date and are recorded as deferred revenue until they are redeemed, at which point revenue is recognized. From historical experience, a majority of gift cards are redeemed within a 12-month period from the card issuance date.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of December 31, 2022 and 2021 in the consolidated balance sheets.
For the years ended December 31, 2022, 2021, and 2020, we recognized $4.2 million, $2.9 million, and $2.1 million respectively, of revenue that was deferred as of December 31, 2021, 2020, and 2019. As of December 31, 2022 and 2021, we had $0.4 million and $0.7 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.6 million and $3.5 million, respectively, in gift card liabilities included in deferred revenue in the consolidated balance sheets. The deferred revenue balance of $4.1 million at December 31, 2022 is expected to be recognized over the next 12 months.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the years ended December 31, 2022, 2021, and 2020. We recognized the following net revenue by geographic area based on the primary shipping address of the customer when the sale was made in our digital or third party channel, and based on the physical store location when the sale was at a retail store:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net revenue by primary geographical market:
United States	$229,814	$209,786	$166,960
International	67,952	67,686	52,336
Total net revenue	$297,766	$277,472	$219,296
Cost of Revenue—Cost of revenue primarily consists of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-offs and write-downs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.
Selling, General, and Administrative Expense—Selling, general, and administrative expense consists of personnel and related expenses, including stock-based compensation, as well as third-party consulting and contractor expenses. It also includes fixed and variable lease costs, depreciation and amortization expense, software costs, third-party professional fees, payment processing fees, and other general expenses.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Marketing Expense—Marketing expense consists of advertising costs and is expensed as incurred.
Stock-Based Compensation—Stock-based compensation expense related to stock awards, including stock options and restricted stock units (“RSUs”), and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (“ESPP Rights”), is recognized based on the estimated fair value of the awards on the date of the grant. The fair value of each stock option award and ESPP Right is valued on the grant date using the Black-Scholes option pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant. Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for in the period in which they occur.
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
Prior to our IPO in November 2021 and the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets and liabilities that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 8, Fair Value Measurements.
Emerging Growth Company—As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. For certain pronouncements, we have elected to use the adoption dates applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires recognition of lease assets and lease liabilities in the balance sheet by the lessees for lease contracts with a lease term of more than 12 months. We adopted ASC 842 as of January 1, 2022, under the modified retrospective transition approach. The new standard provides a number of optional practical expedients in transition. We elected practical expedients permitted under the standard, specifically to not reassess our prior conclusions about lease identification, to not reassess lease classification, and to not reassess whether any expired or existing contracts are or contain leases. We did not elect the practical expedient allowing the use of hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.
Upon adopting ASC 842, we recognized operating lease right-of-use assets and current and noncurrent lease liabilities on our consolidated balance sheets for our retail stores and corporate offices. Upon adoption, we recorded operating lease right-of-use assets of $75.0 million, and current and noncurrent lease liabilities of $84.4 million. We reclassified $8.9 million of historical deferred rent, prepaid rent, and tenant improvement allowances to operating lease right-of-use assets. The adoption did not impact our consolidated statements of operations and comprehensive loss or opening balance of accumulated deficit. See Note 16, Leases, for more details over our operating leases.
In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). In discussing the topic of cloud computing accounting, ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 can be applied on a retrospective or prospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2021, we adopted ASU 2018-15 prospectively and cloud computing implementation costs incurred on or after January 1, 2021 are included in other assets in the consolidated balance sheet and are presented within operating cash flows. As of December 31, 2022, capitalized implementation costs for cloud computing arrangements were not material. The adoption did not have a material impact on our consolidated financial statements.
In December 2021, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For emerging growth companies that have elected the extended transition period for adopting new or revised accounting standards, ASU 2019-12 is effective for the Company’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. In November 2019, the FASB issued Accounting Standards Update 2019-10, which deferred the effective date for nonpublic entities, including emerging growth companies,

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
that had not yet adopted ASU 2016-13. Under the amended guidance, the standard will be effective for our fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective for fiscal years beginning after December 31, 2022. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for our fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2020-06 is not expected to have a material impact on our consolidated financial statements and related disclosures.
3.    Inventory
Inventory consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Finished goods	$125,065	$108,585
Reserve to reduce inventories to net realizable value	(8,269)	(1,709)
Total inventory	$116,796	$106,876
4.    Property and Equipment - Net
Property and equipment consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$40,305	$27,137
Furniture and fixtures	23,988	15,276
Internal-use software	23,393	14,453
Machinery and equipment	884	780
Computers and equipment	1,937	1,236
Total property and equipment - gross	90,507	58,882
Less: accumulated depreciation and amortization	(36,167)	(20,927)
Total property and equipment - net	$54,340	$37,955
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $15.8 million, $9.8 million, and $6.7 million, respectively, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. There were $0.0 million, $0.2 million, and $0.0 million assets disposed of in the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, unamortized capitalized internal-use software costs were $16.5 million and $10.6 million, respectively.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Prepaid expenses	$6,283	$7,865
Inventory returns receivable	1,090	1,351
Security deposits	463	1,106
Tax receivable	6,420	22,594
Other receivables	908	5,022
Restricted cash	632	—
Total prepaid expenses and other current assets’	$15,796	$37,938
As part of the adoption of ASC 842, we reclassified $4.6 million of other receivables to operating lease right-of-use assets and current and noncurrent lease liabilities as of December 31, 2022. The other receivables being reclassified consisted of lease incentives for the construction of leasehold improvements for new retail store openings.
6.    Other Assets
Other assets consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Investment in equity securities	$2,250	$2,250
Security deposits	4,417	3,025
Intangible assets	133	622
Debt issuance costs	57	107
Deferred tax assets	1,001	102
Total other assets	$7,858	$6,106
Investments in equity securities

On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the years ended December 31, 2022 and 2021.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. via a simple agreement for future equity (“SAFE”). The SAFE provides that we will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap. If there is a liquidity event, such as a change in control or initial public offering, we will have the option of receiving a cash payment equal to the purchase amount or receiving a number of shares of common stock based on the purchase amount divided by the liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the years ended December 31, 2022 and 2021.
Definite-lived intangible assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years and

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
amortization of $0.4 million, $0.4 million, and $0.4 million was recognized in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020, respectively.
7.    Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Sales-refund reserve	$4,534	$5,452
Taxes payable	3,336	17,930
Employee-related liabilities	2,624	5,021
Accrued expenses	12,954	17,840
Total accrued expenses and other current liabilities	$23,448	$46,243
8.    Fair Value Measurements
Items Measured at Fair Value on a recurring basis
Money Market Funds—In December 2022, we transferred $82.0 million of cash to JPMorgan Chase Bank, N.A to invest in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our consolidated balance sheet as of December 31, 2022 and represent Level 1 assets on the fair value hierarchy.
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
In November 2021, immediately prior to the completion of the IPO and pursuant to the terms of the convertible preferred stock warrants, there was an automatic exchange of the outstanding convertible preferred stock warrants for shares of Class B common stock on an one-to-one basis. As a result, the final remeasurement date of the preferred stock warrant liability was on November 3, 2021, and the preferred stock warrant liability was reclassified to additional paid-in capital. As of December 31, 2022 and 2021, there was no preferred stock warrant liability remaining on our consolidated balance sheets; therefore, there was no impact to other income (expense) for the year ended December 31, 2022.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
The following table summarizes, for assets and liabilities measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of December 31, 2022. We had no liabilities measured at fair value as of December 31, 2022:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
The following table presents a summary of the changes in fair value of our Level 3 liabilities for the years ended December 31, 2021, and 2020:

(in thousands)	Warrants
Balance at December 31, 2020	$5,845
Increase in fair value included in other expense as of the November 3, 2021 valuation date	10,624
Settlement of liability upon IPO and reclassification to additional paid-in capital	$(16,469)
Balance at December 31, 2021	$—
Items Measured at Fair Value on a non-recurring basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the year ended December 31, 2022 and 2021, there were no observable price changes or impairments. As of December 31, 2022 and 2021, the carrying value of our investments was $2.3 million.
9.    Long-term Debt
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions and a financial covenant that requires the Company to maintain a specified minimum fixed charge coverage ratio. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy.
As of December 31, 2022, borrowings under our revolving credit facility use the London Interbank Offered Rate (“LIBOR”), as a reference rate. Interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) the one-month LIBOR (adjusted LIBOR Rate for a one month interest period on a given day) plus 2.50%, plus (ii) a specified spread of 1.25% or 1.5% dependent on the average quarterly loan balance, calculated on the last day of each fiscal quarter being less than $32.0 million or greater than or equal to $32.0 million, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears. In March

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
2023, prior to the filing of our 2022 Form 10-K, we amended our Credit Agreement to replace the LIBOR reference rate with the Term Secured Overnight Financing Rate (“SOFR”). Refer to Note 19, Subsequent Events, for further details.
During 2020, we drew down $14.0 million from the line of credit and fully repaid the principal and associated interest and fees during the year. As of December 31, 2022 and 2021, there were no amounts outstanding under the Credit Agreement.
10.    Stockholders’ Equity
As of December 31, 2022 and December 31, 2021, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. All classes of our stock as of December 31, 2022 and 2021 have a par value of $0.0001.
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
Preferred stock
In November 2021, immediately prior to the completion of the IPO, all 70,990,919 shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock and the Company reclassified $204.0 million of convertible preferred stock to additional paid-in-capital. As of December 31, 2022, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
As of December 31, 2022 and 2021, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
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
Shares of common stock reserved for future issuance as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	12,700,367	16,181,331
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	2,687,819	189,342
Shares available for future option grants	13,236,891	14,306,487
RSUs outstanding	4,788,964	160,227
PSUs outstanding	787,660	—
2021 Employee Stock Purchase Plan:
Shares available for future grants	4,091,248	2,932,232
Total shares of common stock reserved for future issuance	38,292,949	33,769,619
Upon the completion of the IPO on November 5, 2021, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. As of

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
December 31, 2022, there were 20,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding.
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
The preferred stock warrants were classified as a liability and initially recorded at fair value upon entering the VLL Agreement. It was subsequently remeasured to fair value at each reporting date and the changes in the fair value of the warrant liability are recognized in other expense in the consolidated statements of operations and comprehensive loss. In November 2021, immediately prior to the completion of the IPO and per the terms of the preferred stock warrant agreement, the convertible preferred stock warrants then outstanding were automatically exchanged for 1,104,560 shares of Class B common stock on a one-to-one basis and the Company reclassified the preferred stock warrant liability to additional paid-in capital upon the conversion. As the preferred stock warrants were exchanged for Class B common stock on November 3, 2021, the final remeasurement date of the liability was on November 3, 2021. Therefore, as of December 31, 2022, no preferred stock warrants were outstanding and no preferred stock warrant liability was recorded on our consolidated balance sheet.
Common Stock Warrants
Through 2019, we issued warrants to purchase common stock to various third parties. We determined the fair value of these warrants using the Black-Scholes option pricing model.
Following is a summary of the terms of the warrants and warrant activity as well as warrants outstanding at December 31, 2022:

Date of issuance	October 2015/ March 2016	October 1, 2016	July 2018 - Allotment 1	July 2018 - Allotment 2
Number of warrants	2,103,930	157,580	122,735	184,100
Exercise Price	$0.10	$0.07	$1.28	$1.28
Status	Vested	Vested	Vested	Partially vested
Expiration	October 2024	October 2026	July 2028	July 2028

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2020	717,225	157,580	306,835
Exercised 2021	717,225.00	157,580.00	276,151.00
Outstanding at December 31, 2021	—	—	30,684
Exercised 2022	—	—	30,684
Outstanding at December 31, 2022	—	—	—

Fair value at December 31, 2022 (in thousands)	$—	$—	$—
2018 Common Stock Warrants—In July 2018, we issued 122,735 warrants to purchase common stock to a third party with an exercise price of $1.28 per share. Fifty percent of the warrants vested immediately upon issuance and the remainder of the warrants vest ratably over 24 months. An additional 184,100 warrants to purchase common stock were also issued in July 2018 to the same third-party with an exercise price of $1.28 per share, and vested ratably over 36 months, beginning when services were first rendered in 2019. In accordance with the agreement, expenses are recognized in the period services are received.
We recorded $1.0 million, $1.5 million, and $0.2 million in common stock warrant expense for the years ended December 31, 2022, 2021, and 2020, respectively.
12.    Stock Transactions
On September 5, 2018, we received a promissory note from an employee in consideration for the early exercise of 825,000 shares of common stock options. In June 2020, the employee resigned from the company and the promissory note was amended and restated to reflect the loan amount related to the vested shares, and the cancellation of indebtedness and our repurchase of the employee’s unvested shares. The promissory note is secured by the underlying shares of common stock and bears interest at the lesser of 2.86% per annum or the maximum rate permissible by law (which under the laws of the State of California shall be deemed to be the laws relating to permissible rates of interest on commercial loans). During the third quarter of 2022, the promissory note was paid in full, including all accrued interest. The repayment of $0.5 million was recognized within additional paid-in capital in stockholder’s equity on the consolidated balance sheet. The associated shares are legally outstanding and were historically included in shares of common stock outstanding in the condensed consolidated financial statements but were historically excluded from our net loss per share calculations, as these shares of common stock were considered unvested until the underlying promissory notes were repaid. After repayment of the loan, the vested shares are now considered outstanding for purposes of our net loss per share calculations.
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum. As of December 31, 2022, the promissory note was outstanding.
Since the notes are limited recourse notes, the note receivables are not reflected in our consolidated balance sheets as of December 31, 2022 and 2021.
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
2021 Equity Incentive Plan

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
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
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 4,091,248 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP as of December 31, 2022. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 2,850,000 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year. The initial offering period began on November 3, 2021.
Stock Options
A summary of the status of the 2015 Plan and the 2021 Plan as of December 31, 2022 and 2021, and changes during the periods then ended is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,370,673	$4.23	7.70	$177,593
Granted	2,573,789	4.47
Exercised	(1,743,005)	1.47		9,569
Forfeited	(1,402,464)	4.94
Cancelled	(410,807)	4.51
Outstanding at December 31, 2022	15,388,186	$3.71	6.43	$6,101
Vested and exercisable at December 31, 2022	9,350,663	3.25	5.17	6,101
For the years ended December 31, 2022, 2021, and 2020, the aggregate intrinsic value of stock options exercised under both equity incentive plans was $9.6 million, $34.0 million, and $1.7 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of our common stock as of the reporting date.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
The weighted-average fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $2.57, $4.42, and $4.80 per share, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the years ended December 31, 2022, 2021, and 2020, for employees and non-employees:

	December 31, 2022	December 31, 2021	December 31, 2020
Risk-free interest rate	2.90%	0.98%	0.97%
Dividend yield	—	—	—
Volatility	46.87%	51.43%	49.49%
Expected lives (in years)	5.9	6.1	6.0
Option Repricing—In May 2022, the compensation and leadership management committee of our board of directors approved a repricing of certain stock options held by employees (the “Repricing”), whereby certain previously granted and still outstanding vested and unvested stock options were repriced on a one-for-one basis to $4.39 per share, which represented the closing market price of our Class A common stock on May 20, 2022 (the “Repricing Date”). No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Repricing, vested and unvested stock options outstanding as of the Repricing Date, with original exercise prices ranging from $4.70 to $14.45, were repriced. The repricing resulted in one-time incremental stock-based compensation expense of $1.6 million, of which $0.1 million was related to vested stock options and was recognized on the Repricing Date in the second quarter of 2022, and $1.5 million was related to unvested stock options, which is recognized on a straight-line basis over the remaining requisite service period of the repriced stock options.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2022 to May 2, 2023	Offering Period - May 3, 2022 to November 2, 2022	Offering Period - November 3, 2021 to May 2, 2022
Risk-free interest rate	4.44%	2.97%	1.63%
Dividend yield	—	—	—
Volatility	43.42%	47.15%	63.00%
Expected lives (in years)	0.5	0.5	0.5
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
RSU activity during the year ended December 31, 2022 was as follows:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	160,227	$22.33
Granted	6,231,236	4.65
Vested	(770,791)	5.79
Forfeited	(831,708)	5.74
Unvested at December 31, 2022	4,788,964	$4.86
Performance Stock Units
In May 2022, we granted a target amount of 0.8 million RSUs with market-based and service-based vesting conditions (“PSUs”) to certain executives. The market vesting criteria is based on achievement of certain total shareholder return (“TSR”) results relative to the S&P Total Market Consumer Discretionary Index (the “Index”) during a one-year, two-year, and three-year performance period, respectively, beginning on June 1, 2022, and ending on May 31, 2025. The market condition allows for a range of vesting from 0% to 150% of the target amount, depending on the relative TSR achieved by us against the Index. In addition to the market condition, these PSUs are subject to the continuing service of the executives and vest in three equal annual installments. The fair value of PSUs is measured on the grant date using a Monte Carlo simulation model. Each of the three performance periods is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively).

	Number of Shares	Grant Date Fair Value per Share	Requisite Service Period
Tranche 1	262,553	$4.77	June 1, 2022 - May 31, 2023
Tranche 2	262,553	$5.16	June 1, 2022 - May 31, 2024
Tranche 3	262,554	$5.41	June 1, 2022 - May 31, 2025
The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $1.4 million as of December 31, 2022 as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity for the year ended December 31, 2022 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2021	—	$—
Granted	787,660	5.11
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	787,660	$5.11
Stock-based Compensation Expense

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Stock-based compensation expense, included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, for the years ended December 31, 2022, 2021, and 2020, was comprised of the following:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Stock-based compensation, gross of amounts capitalized	$20,231	$9,744	$6,594
Capitalized stock-based compensation	(1,200)	—	—
Total stock-based compensation, net of amounts capitalized	$19,031	$9,744	$6,594
As of December 31, 2022, there was approximately $17.4 million of total unrecognized compensation cost related to outstanding unvested stock options under both equity incentive plans. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.34 years.
As of December 31, 2022, there was approximately $21.2 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.66 years.
14.    Income Taxes
The components of loss before provision for income taxes are as follows for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Loss before provision for income taxes
United States	$(97,277)	$(45,527)	$(29,889)
Foreign	(2,850)	967	(84)
	$(100,127)	$(44,560)	$(29,973)
Our total (provision) benefit for income taxes consists of the following for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	$—	$(185)	$4,024
State	(195)	19	(48)
Foreign	(1,931)	(392)	(217)
	(2,125)	(558)	3,759
Deferred
Federal	75	(75)	—
State	—	—	—
Foreign	823	(177)	354
	898	(252)	354
	$(1,227)	$(810)	$4,113

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended December 31, 2022, 2021, and 2020, is as follows:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Income tax benefit at statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes-net of federal provision (benefit)	(4.38)%	(5.84)%	(3.77)%
Foreign rate differential	0.32%	0.10%	0.22%
Stock-based compensation	1.78%	(1.77)%	3.83%
Warrant fair value adjustment	—%	5.01%	(0.52)%
Charitable contribution	(0.15)%	(0.06)%	(0.43)%
Return to provision and other	(0.10)%	1.67%	(0.14)%
Benefits provided by the CARES Act	—%	(0.02)%	(6.22)%
Uncertain tax positions	0.26%	0.66%	1.16%
Tax credits	(1.03)%	(2.64)%	(6.93)%
Other	0.76%	0.39%	—%
Valuation allowance	24.77%	25.33%	20.08%
	1.23%	1.83%	(13.72)%
Significant components of our net deferred tax assets as of December 31, 2022 and 2021, which are included in other assets in the consolidated balance sheets, are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax asset:
Inventory	$2,956	$2,792
Deferred rent	—	2,339
Accruals	732	1,237
Stock-based compensation	2,837	1,032
Net operating loss carryforwards	20,126	9,403
R&D credits	4,284	3,246
Charitable contributions	2,932	2,492
Intangibles	697	1,473
Deferred revenue	974	831
Advertising	1,533	971
Intercompany payable	552	552
Lease liability	23,511	—
Section 174 capitalized costs	6,721	—
Other	755	519
Total gross deferred tax assets	68,610	26,887
Less: valuation allowance	(45,745)	(21,607)
Total deferred tax assets	22,865	5,280
Deferred tax liabilities:
Prepaid expenses	(118)	(88)
Depreciation	(1,694)	(5,089)
Right-of-use assets	(20,052)	—
Total deferred tax liabilities	(21,864)	(5,177)
Net deferred tax assets	$1,001	$103

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
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
The United States federal tax rules generally provide for a 100% deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential state income tax and foreign withholding taxes on distributions. We consider all of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, as a result, no liability for U.S. federal and state income taxes nor foreign withholding taxes has been provided. If we were to repatriate the undistributed earnings of our foreign subsidiaries of approximately $2.4 million back to the U.S., the impact to the consolidated financial statements would not be material.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the year presented is as follows:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Unrecognized tax benefits - at beginning of year	$1,265	$691	$417
Increases in balances related to tax positions taken in prior years	175	23	—
Decreases in balances related to tax positions taken in prior years	(70)	(63)	(13)
Increases in balances related to tax positions taken in current year	264	614	287
Unrecognized tax benefits - at end of year	$1,634	$1,265	$691
We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2022, 2021, and 2020, the balance of unrecognized tax benefits of $1.6 million, $1.3 million, and $0.7 million, respectively, relate to tax credits that, if recognized, would be in the form of a carryforward which is expected to require a full valuation allowance based on present circumstances. Therefore, these unrecognized tax benefits would not have an effect on the effective tax rate. The unrecognized tax benefits are not expected to materially change in the next twelve months. The total amounts of interest and penalties recognized for the years ended December 31, 2022, 2021, and 2020 were not material. Our tax years for 2016 through 2022 are still subject to examination by the tax authorities.
At December 31, 2022, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $71.4 million, $72.8 million, and $4.5 million respectively. At December 31, 2021, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $33.8 million, $27.9 million, and $2.8 million, respectively. The federal tax loss carryforwards do not expire. The state and foreign tax loss carryforwards will begin to expire in 2031 and 2026, respectively.
At December 31, 2022, we had federal and state research and development credit carryforwards of $3.6 million and $2.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2035. The state tax credit carryforwards do not expire.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. We do not anticipate these limitations, if any, will significantly impact our ability to utilize the NOLs and tax credit carryforwards.
15.    Commitments and Contingencies
Purchase Commitments

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
On December 15, 2022, we renewed our supplier agreement with Braskem S.A., a Brazilian petrochemical company. The contract requires us, through our manufacturers, to commit to purchase a minimum amount of material per year until 2027. We purchased approximately $4.4 million in material in 2022. The table below shows the minimum purchase amounts per year:

(in thousands)	Braskem S.A.
Fiscal year ended December 31,
2023	$2,260
2024	3,171
2025	3,624
2026	4,077
2027	4,530
Total minimum purchase commitments	$17,662
Contingencies
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, for the years ended December 31, 2022, 2021, and 2020, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
16.    Leases
We lease various office and retail spaces under non-cancelable operating leases with various expiration dates through fiscal 2033, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. We have no lease agreements that are classified as finance leases.
The components of lease costs, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

(in thousands, except for lease term and discount rate)	December 31, 2022
Operating lease costs	$16,508
Variable lease costs	759
Short-term lease costs	596
Sublease income	(6)
Total lease costs	$17,857

Weighted-average remaining lease term (in years)	7.29
Weighted-average discount rate	4.39%
Supplemental cash flow information related to operating leases are as follows:

(in thousands)	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,657
Operating lease liabilities arising from obtaining right-of-use assets	34,492

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of December 31, 2022, are as follows:

(in thousands)	Operating Leases (1)
Fiscal year ended December 31,
2023	$14,120
2024	18,196
2025	17,315
2026	15,799
2027 and after	60,253
Total undiscounted operating lease payments	$125,683
Less: imputed discount	(19,848)
Total operating lease liabilities	$105,835
________________
(1)2023 amounts as shown above are net of cash inflows for tenant improvement allowances expected to be received during the year. Operating lease payments exclude legally binding minimum lease payments related to executed leases for which we have not yet taken possession of the leased premises.
17.    Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net loss attributable to common stockholders	$(101,354)	$(45,370)	$(25,860)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	148,754,428	69,308,930	53,005,424
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.65)	$(0.49)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	December 31, 2022	December 31, 2021	December 31, 2020

Outstanding stock options	15,388,186	16,370,673	15,611,571
Convertible preferred stock	—	—	70,990,919
Convertible preferred stock warrants	—	—	1,104,560
Common stock warrants	—	30,684	1,181,640
2021 ESPP	773	946	—
RSUs	4,788,964	160,227	—
PSUs	787,660	—	—
Total anti-dilutive securities	20,965,583	16,562,530	88,888,690
18.    Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the years ended December 31, 2022, 2021, and 2020. We made $1.4 million, $1.3 million, and $1.1 million in matching contributions for the years ended December 31, 2022, 2021, and 2020, respectively. We have no intention to terminate the plan.

19.    Subsequent Events
In March 2023, prior to the filing of our 2022 Form 10-K, we amended our Credit Agreement to replace the LIBOR reference rate with the Term Secured Overnight Financing Rate (“SOFR”). As amended, interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) SOFR, plus (ii) 0.10%, plus (iii) a specified spread of 1.25% or 1.50% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. There were no other material changes to the Credit Agreement as a result of the amendment.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) and under the Exchange Act). Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Deloitte & Touche LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2022, because as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.
Inherent Limitation on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
The remaining information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Executive Compensation” and “Non-Employee Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-259188	4.1	September 15, 2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 22, 2020.	S-1	333-259188	10.1	August 31, 2021
4.3	Description of Securities.	10-K	001-40963	4.2	March 16, 2022
10.1#	Allbirds, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-259188	10.2	August 31, 2021
10.2#	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.3#	Allbirds, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40963	10.2	December 7, 2021
10.4#	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.5#	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.6#	Non-Employee Director Compensation Policy.	10-K	001-40963	10.6	March 16, 2022
10.7#	Offer Letter by and between the Registrant and Michael Bufano.	S-1/A	333-259188	10.6	September 15, 2021
10.8#	Offer Letter by and between the Registrant and Joe Vernachio.	S-1/A	333-259188	10.7	September 15, 2021

10.9	Standard Multi-Tenant Office Lease – Gross, by and among the Registrant, International Settlement Holding Corporation, Kristina Gavello Marital Trust, Gail Gavello, James A. Maciel, Gregory A. Maciel, Barry A. Maciel by Gregory A. Maciel POA, Barry Maciel Trust, Claude D. Perasso, Clotilde Goria, Claudia Bressie, Laura Perell, Jeanne Peters and Mary Anne Scarlett, dated July 13, 2016, as amended by Lease Extension Agreement, dated August 24, 2021.	S-1/A	333-259188	10.8	September 15, 2021
10.10	Standard Lease Agreement, by and between the Registrant and Hotaling Partners, LLC, dated November 28, 2017, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.9	August 31, 2021
10.11	Standard Lease Agreement, by and between the Registrant and Eclipse Champagne Building, LLC, dated December 17, 2018, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.10	August 31, 2021
10.12*	Credit Agreement, dated as of February 20, 2019, among the Registrant, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
10.13*
First Amendment to Credit Agreement, dated as of March 8, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent

21.1	List of Subsidiaries of the Registrant.	S-1/A	333-259188	21.1	September 27, 2021
23.1*	Consent of Deloitte & Touche LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: March 10, 2023	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2023	By:	/s/ Michael Bufano
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Zwillinger	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2023
Joseph Zwillinger

/s/ Michael Bufano	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2023
Michael Bufano

/s/ Neil Blumenthal	Director	March 10, 2023
Neil Blumenthal

/s/ Dick Boyce	Director	March 10, 2023
Dick Boyce

/s/ Timothy Brown	Co-Chief Executive Officer and Director	March 10, 2023
Timothy Brown

/s/ Mandy Fields	Director	March 10, 2023
Mandy Fields

/s/ Ann Freeman	Director	March 10, 2023
Ann Freeman

/s/ Dan Levitan	Director	March 10, 2023
Dan Levitan

/s/ Emily Weiss	Director	March 10, 2023
Emily Weiss