Form 10-Q
period 2023-03-31
Allbirds, Inc.
filed 2023-05-10
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2023, the number of shares of the registrant’s Class A common stock outstanding was 97,668,092 and the number of shares of the registrant’s Class B common stock outstanding was 52,810,751.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations, financial condition, business strategy and plans, strategic transformation plan, and objectives of management for future operations, such as statements regarding the benefits and timing of the roll-out of new products and technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our Twitter account (@allbirds), our LinkedIn account (linkedin.com/company/allbirds), our Facebook page (@weareallbirds) and our blog on Medium
i

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

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:
•We may be unable to successfully execute on our strategic transformation plans, simplification initiatives, or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs or accurately forecast demand and supply for our products.
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
•Our focus on using sustainable high-quality materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our growth.
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
•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, Timothy Brown and Joseph Zwillinger, our directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$143,307	$167,136
Accounts receivable	5,902	9,206
Inventory	109,494	116,796
Prepaid expenses and other current assets	15,392	15,796
Total current assets	274,095	308,934

Property and equipment—net	52,570	54,340
Operating lease right-of-use assets	94,783	91,232
Other assets	7,880	7,858
Total assets	$429,328	$462,364

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$7,295	$12,245
Accrued expenses and other current liabilities	20,391	23,448
Current lease liabilities	11,848	10,263
Deferred revenue	3,673	4,057
Total current liabilities	43,207	50,012

Noncurrent liabilities:
Noncurrent lease liabilities	98,313	95,583
Total noncurrent liabilities	98,313	95,583
Total liabilities	$141,520	$145,595

Commitments and contingencies (Note 15)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 97,555,256 and 96,768,745 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 52,810,751 and 53,137,729 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	565,081	559,106
Accumulated other comprehensive loss	(3,381)	(3,611)
Accumulated deficit	(273,907)	(238,741)
Total stockholders’ equity	287,808	316,769

Total liabilities and stockholders’ equity	$429,328	$462,364
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$54,352	$62,763
Cost of revenue	32,535	30,160
Gross profit	21,817	32,603
Operating expense:
Selling, general, and administrative expense	42,764	38,755
Marketing expense	11,493	13,827
Restructuring Expense	3,239	—
Total operating expense	57,496	52,582
Loss from operations	(35,679)	(19,979)
Interest income (expense)	808	(37)
Other expense	(74)	(100)
Loss before provision for income taxes	(34,945)	(20,116)
Income tax provision	(221)	(1,762)
Net loss	$(35,166)	$(21,878)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,082,295	147,530,203

Other comprehensive income (loss):
Foreign currency translation income (loss)	230	(674)
Total comprehensive loss	$(34,936)	$(22,552)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004
Exercise of stock options	—	—	1,346,038	—	1,454	—	—	1,454
Exercise of common stock warrants, net of shares withheld for exercise	—	—	21,967	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	594	—	—	594
Conversion of Class B shares into Class A common stock	43,251,170	4	(43,251,170)	(4)	—	—	—	—
Stock-based compensation	—	—	—	—	3,821	—	—	3,821
Comprehensive loss	—	—	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	—	—	(21,878)	(21,878)
BALANCE - March 31, 2022	92,267,681	$9	56,155,776	$6	$539,578	$(8)	$(159,265)	$380,320

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	77,941	—	63	—	—	63
Vesting of restricted stock units	381,592	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	404,919	—	(404,919)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,912	—	—	5,912
Comprehensive loss	—	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	—	(35,166)	(35,166)
BALANCE - March 31, 2023	97,555,256	$10	52,810,751	$5	$565,081	$(3,381)	$(273,907)	$287,808
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,166)	$(21,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,077	3,448
Amortization of debt issuance costs	12	12
Stock-based compensation	5,670	4,415
Inventory write-down	2,357	—
Changes in assets and liabilities:
Accounts receivable	3,297	6,740
Inventory	5,089	(12,138)
Prepaid expenses and other current assets	430	(1,974)
Operating lease right-of-use assets and current and noncurrent lease liabilities	738	—
Accounts payable and accrued expenses	(8,028)	(20,736)
Other long-term liabilities	—	2,232
Deferred revenue	(389)	(592)
Net cash used in operating activities	(20,913)	(40,471)

Cash flows from investing activities:
Purchase of property and equipment	(3,035)	(8,355)
Changes in security deposits	(50)	5
Net cash used in investing activities	(3,085)	(8,350)

Cash flows from financing activities:
Proceeds from the exercise of stock options	123	1,454
Taxes withheld and paid on employee stock awards	(61)	—
Payments of deferred offering costs	—	(744)
Net cash provided by financing activities	62	710

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	110	(120)
Net decrease in cash, cash equivalents, and restricted cash	(23,826)	(48,231)
Cash, cash equivalents, and restricted cash—beginning of period	167,767	288,576
Cash, cash equivalents, and restricted cash—end of period	$143,941	$240,345

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$20
Cash paid for taxes	$273	$14
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$542	$463
Non-cash exercise of common stock warrants	$—	$28
Stock-based compensation included in capitalized internal-use software	$242	$261
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$143,307	$239,715
Restricted cash included in prepaid expenses and other current assets	634	630
Total cash, cash equivalents, and restricted cash	$143,941	$240,345
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
2.Significant Accounting Policies
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023 (“Form 10-K”).
In our opinion, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
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
Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Risks and Uncertainties—We continue to monitor and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted the global economy. Should the pandemic worsen, our operations and the operations of our partners or customers may be further affected by the pandemic. Additionally, other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have led to further economic uncertainty in the global economy. These macroeconomic conditions have and are likely to continue to have adverse consumer spending, including the buying patterns of the our customers and prospective customers. The conditions caused by the COVID-19 pandemic and the other aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for the our products, lengthen the our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
As of the date of issuance of the financial statements we are not aware of any specific event or circumstance related to COVID-19 or the other aforementioned macroeconomic events that would require it to update its estimates

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODMs for the three months ended March 31, 2023 and 2022 were our co-Chief Executive Officers. We operate in one operating segment and one reportable segment, as the CODMs review financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity or deficit as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income or expense on the condensed consolidated statements of operations and comprehensive loss.
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
Restricted cash serves as collateral for a bond with the United States Customs and Border Protection (“CBP”), which allows us to take possession of our inventory before all formalities with the CBP are completed for imported products. Restricted cash is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale accounts receivable was $2.8 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively. Credit card receivables were $2.5 million as of March 31, 2023 and $2.1 million as of December 31, 2022.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2023 and December 31, 2022, we recorded an inventory reserve to reduce the value of our inventory by $9.5 million and $8.3 million, respectively, within inventory on the condensed consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
year based on the results of physical inventory counts, we recorded $3.2 million and $(0.3) million as costs of revenue for the three months ended March 31, 2023 and 2022 , respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and wholesale customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three months ended March 31, 2023, we recognized $1.0 million of revenue that was deferred as of December 31, 2022, and for the three months ended March 31, 2022, we recognized $1.0 million of revenue that was deferred as of December 31, 2021. As of March 31, 2023 and December 31, 2022, we had $0.2 million and $0.4 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.5 million and $3.6 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. The deferred revenue balance of $3.7 million at March 31, 2023 is expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of March 31, 2023 and December 31, 2022 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three months ended March 31, 2023 and 2022. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and wholesale channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$40,836	$48,944
International	13,516	13,819
Total net revenue	$54,352	$62,763
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 8, Fair Value Measurements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material. We determined a non-cash impairment charge was not necessary in the quarter ended March 31, 2023 based on our future cash flow estimates versus the net carrying value of our long-lived assets.
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss.
The following table presents a roll-forward of our professional fees and other related charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges
Balance as of December 31, 2022	$—
Charges	3,239
Cash Payments	(2,603)
Balance as of March 31, 2023	$636
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for our fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of the guidance is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
3.Inventory
Inventory consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$119,006	$125,065
Reserve to reduce inventories to net realizable value	(9,512)	(8,269)
Total inventory	$109,494	$116,796
4.Property and Equipment - Net
Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$38,771	$40,305
Furniture and fixtures	24,424	23,988
Internal-use software	25,014	23,393
Machinery and equipment	939	884
Computers and equipment	2,182	1,937
Total property and equipment - gross	91,330	90,507
Less: accumulated depreciation and amortization	(38,760)	(36,167)
Total property and equipment - net	$52,570	$54,340
Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $5.1 million and $3.5 million, respectively, recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid expenses	$5,813	$6,283
Inventory returns receivable	689	1,090
Security deposits	468	463
Taxes receivable	7,043	6,420
Other receivables	746	908
Restricted cash	634	632
Total prepaid expenses and other current assets	$15,392	$15,796
6.Other Assets
Other assets consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Investment in equity securities	$2,250	$2,250
Security deposits	4,464	4,417
Intangible assets	120	133
Debt issuance costs	45	57
Deferred tax assets	1,001	1,001
Total other assets	$7,880	$7,858
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three months ended March 31, 2023.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). The SAFE provides that we will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap. If there is a liquidity event, such as a change in control or initial public offering, we will have the option of receiving a cash payment equal to the purchase amount or receiving a number of shares of common stock based on the purchase amount divided by the liquidity price, assuming we fail to select the cash option. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three months ended March 31, 2023.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC (“West Harbor”) for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset has an estimated useful life of 3 years, and we recorded amortization charges of $0.0 million for the three months ended March 31,

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2023 and $0.1 million for the three months ended March 31, 2022, which are recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the intangible assets associated with West Harbor are fully amortized.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Sales-refund reserve	$2,771	$4,534
Taxes payable	2,707	3,336
Employee-related liabilities	3,510	2,624
Accrued expenses	11,403	12,954
Total accrued expenses and other current liabilities	$20,391	$23,448
8.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 and represent Level 1 assets on the fair value hierarchy.
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of March 31, 2023. We had no liabilities measured at fair value as of March 31, 2023.

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three months ended March 31, 2023 and 2022, there were no observable price changes or impairments. As of March 31, 2023 and December 31, 2022, the carrying value of our investments was $2.3 million.
9.Long-Term Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Original Credit Agreement”). The Original Credit Agreement is an asset-based loan, which as of March 31, 2023 provided for a revolving line of credit of up to $40.0 million and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. Pursuant to the terms of the revolving credit facility, we may reduce the total amount available for borrowing under such facility, subject to certain conditions. The Credit Agreement had a maturity date of February 20, 2024.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness,

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Interest on borrowings under the revolving credit facility accrued at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (ii) a specified spread of 1.25% or 1.50% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement.
On April 17, 2023, we entered into an amendment agreement to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein). See Note 19 for additional information on the amendment to the Original Credit Agreement.
10.Stockholders’ Equity
As of March 31, 2023 and December 31, 2022, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001.
Preferred Stock
As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of March 31, 2023 and December 31, 2022, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Shares of common stock reserved for future issuance as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
2015 Equity Incentive Plan:
Options issued and outstanding	12,023,666	12,700,367
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	2,842,693	2,687,819
Restricted stock units outstanding	7,084,582	4,788,964
Performance stock units outstanding	787,660	787,660
Shares available for future grants	17,617,962	13,236,891
2021 Employee Stock Purchase Plan:
Shares available for future grants	5,590,259	4,091,248
Total shares of common stock reserved for future issuance	45,946,822	38,292,949
11.Warrants
Common Stock Warrants
Through 2020, we issued warrants to purchase common stock to various third parties. The warrants were exercised in full in August 2022, and therefore, there were no common stock warrants outstanding as of March 31, 2023 and December 31, 2022. We recorded $0.7 million of common stock warrant expense for the three months ended March 31, 2022.
The following table is a summary of warrant activity for the three months ended March 31, 2022:

Date of issuance	October 2015/ March 2016	October 2016	July 2018
Outstanding at December 31, 2021	—	—	30,684
Exercised during the three months ended March 31, 2022	—	—	25,570
Outstanding at March 31, 2022	—	—	5,114
12.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum. As of March 31, 2023, the promissory note was outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2022 and March 31, 2023, and changes during the three month period ended March 31, 2023, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	15,388,186	$3.71	6.43	$6,101
Granted	150,096	3.12
Exercised	(77,941)	0.93		156
Forfeited	(313,897)	4.25
Cancelled	(280,085)	4.30
Outstanding at March 31, 2023	14,866,359	3.70	5.87	2,682
Vested and exercisable at March 31, 2023	9,746,589	3.33	4.60	2,682
The weighted-average fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.99 and $0.46 per share, respectively. We calculated the fair value of each option using an expected volatility

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three months ended March 31, 2023 and 2022, for employees and non-employees:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.12%	1.98%
Dividend yield	—	—
Volatility	45.09%	47.14%
Expected lives (in years)	4.6	6.1
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the offering period beginning on November 3, 2021 and ending on May 2, 2022, and the offering period beginning on November 3, 2022 and ending on May 2, 2023, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2022 to May 2, 2023	Offering Period - November 3, 2021 to May 2, 2022
Risk-free interest rate	4.44%	1.63%
Dividend yield	—	—
Volatility	43.42%	63.00%
Expected lives (years)	0.5	0.5
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
RSU activity during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	4,788,964	$4.86
Granted	3,110,022	2.44
Vested	(381,592)	5.40
Forfeited	(432,812)	4.17
Unvested at March 31, 2023	7,084,582	3.82
Performance Stock Units
In May 2022, we granted a target amount of 0.8 million RSUs with market-based and service-based vesting conditions (“PSUs”) to certain executives. The market vesting criteria is based on achievement of certain total

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.4 million for the three months ended March 31, 2023 as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity during the three months ended March 31, 2023 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	787,660	$5.11
Granted	—	—
Vested	—	—
Forfeited	—	$—
Unvested at March 31, 2023	787,660	$5.11
Stock-Based Compensation Expense
Stock-based compensation expense, included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-based compensation, net of amounts capitalized	$5,670	$3,560
Capitalized stock-based compensation	242	261
Total stock-based compensation	$5,912	$3,821
As of March 31, 2023, there was approximately $14.0 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.30 years. There was approximately $24.0 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
to be recognized over the weighted-average remaining vesting period of approximately 2.13 years. There was approximately $2.2 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.17 years.
14.Income Taxes
Income tax provision was $0.2 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 0.6% and 8.8%, respectively. The change in expense for income taxes and effective tax rate is primarily due to mix of income by geography.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of March 31, 2023, we are subject to examination by various tax authorities for 2017 through 2022. During the three months ended March 31, 2023, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
15.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of March 31, 2023, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, we and certain of our executive officers and directors were named as defendants in a securities class action lawsuit, captioned Shnayder v. Allbirds, Inc. et al., filed in the United States District Court for the Northern District of California. The lawsuit alleges that we violated U.S. securities laws by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. We intend to vigorously defend against the lawsuit.
16.Leases
We lease various office and retail spaces under non-cancelable operating leases with various expiration dates through fiscal 2033, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. We have no lease agreements that are classified as finance leases.
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

	Three Months Ended March 31,
(in thousands, except for lease term and discount rate)	2023	2022
Operating lease costs	$4,521	$3,616
Variable lease costs	56	57
Short-term lease costs	33	101
Sublease income	(13)	—
Total lease costs	$4,596	$3,774

Weighted-average remaining lease term (in years)	7.52	6.54
Weighted-average discount rate	5.32%	3.10%

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,014	$2,971
Right-of-use assets obtained in exchange for new operating lease liabilities	6,827	11,493
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of March 31, 2023, are as follows:

(in thousands)	Operating Leases (1)
Fiscal year ended December 31,
2023	$12,104
2024	19,820
2025	19,353
2026	17,799
2027 and after	67,379
Total undiscounted operating lease payments	$136,455
Less: imputed discount	(26,295)
Total operating lease liabilities	$110,161
___________
(1) 2023 amounts as shown above are net of cash inflows for tenant improvement allowances expected to be received during the year. Operating lease payments exclude legally binding minimum lease payments related to executed leases for which we have not yet taken possession of the leased premises.
17.Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,166)	$(21,878)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,082,295	147,530,203
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.15)

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	March 31, 2023	March 31, 2022
Outstanding stock options	14,866,359	15,088,477
Common stock warrants	—	5,114
2021 ESPP	66,094	63,371
RSUs	7,084,582	786,133
PSUs	787,660	—
Total anti-dilutive securities	22,804,695	15,943,095
18.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three months ended March 31, 2023 and 2022. We made $0.4 million and $0.4 million in matching contributions for the three months ended March 31, 2023 and 2022, respectively. We have no intention to terminate the plan.
19.Subsequent Events
On April 17, 2023, we entered into an amendment agreement (the “Second Amendment”) with JPMorgan Chase Bank, N.A. (“JPM”), in respect of the Original Credit Agreement, by and between us and JPM. The Second Amendment amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein). As amended, interest on borrowings under the revolving credit facility will accrue at a variable rate equal to (i) SOFR, plus (ii) 0.10%, plus (iii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively.
In May 2023, we reduced our global corporate workforce and terminated 21 individuals. We expect the estimated expenses related to severance and other employee termination-related costs, including the impact of stock-based compensation, to be immaterial and substantially recognized during the second quarter of 2023.

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
We have achieved our rapid growth through a digitally-led vertical retail distribution strategy. We market directly to consumers via our localized multilingual digital platform and our physical footprint of 59 stores as of March 31, 2023. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. Designing and creating innovative, sustainable materials is a challenging process for both our internal R&D teams as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Recent Financial Performance
•Net revenue decreased by 13.4% for the three months ended March 31, 2023, as compared to the same period in 2022.
•Gross margin decreased to 40.1% for the three months ended March 31, 2023, as compared to 51.9% for the same period in 2022.
•We reported a net loss of $35.2 million for the three months ended March 31, 2023, as compared to $21.9 million for the same period in 2022.
•We reported an adjusted EBITDA loss of $21.7 million for the three months ended March 31, 2023, as compared to a loss of $12.2 million for the same period in 2022.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures.

Recent Developments
March 2023 Strategic Transformation
In March 2023, we announced the implementation of a strategic transformation plan designed to reignite growth in the coming years, as well as improve capital efficiency, and drive profitability. The plan focuses on four key areas.
Our product and brand initiatives include increasing focus on our core franchises, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as increased investments into brand marketing.
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party wholesale channel. Store optimization will include slowing the pace of new store openings and investing in corporate and retail store talent and store marketing.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. We may potentially partner with distributors in certain markets in the future, which we expect would have impacts to both our short and long term results of operations, though the impact is uncertain at this time.
Our cost savings and capital efficiency initiatives build upon cost and cash optimization work that we began in 2022, including a further reduction in global corporate workforce of approximately 9% in May 2023. This also includes plans to fully transition to a new footwear manufacturing partner by the end of 2023, which will potentially accelerate cost of revenue, SG&A and cash optimization savings over the next three years.
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
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
United States	12	15	19	23	27	32	38	42	42
International[1]	10	12	12	12	12	14	13	16	17
Total stores	22	27	31	35	39	46	51	58	59
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
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust have contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, liquidity concerns at, and failures of, banks and other financial institutions, the strengthening of the U.S. dollar in relation to foreign currencies, the crises in Ukraine, and the COVID-19 pandemic or future public health crises, could result in fluctuations in our results of operations. For example, during 2022 and 2023, we utilized promotions to compete in a highly promotional environment and to drive sales. We expect to continue utilizing promotions, which may negatively impact our gross profit in the near term.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with a larger percentage of our sales occurring during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 28% and 35% of our full year net revenue during the fourth quarters of 2022 and 2021, respectively.
Current Economic Conditions
We continue to monitor and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted the global economy. Should the pandemic worsen, our operations and the operations of our partners or customers may be further affected by the pandemic. Additionally, other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have led to further economic uncertainty in the global economy. These macroeconomic conditions could have had and could continue to have an adverse effect on consumer spending, including the buying patterns of the our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products” in Part II, Item 1A. Risk Factors, for further details.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party wholesalers. As of March 31, 2023, the majority of our sales are through our digital channels and leased retail stores. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers. Revenue is recognized when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect recent soft sales trends to continue into the remainder of 2023, contributing to an overall decrease in net revenue from 2022.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-downs or write-offs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers. We generally expect our cost of revenue to decrease or increase in absolute dollars in line with net revenue fluctuations.
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
Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense (“SG&A expense”), consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization expense, software costs, third-party professional fees, public company operating costs, and costs related to other office functions. During 2022, we reduced our global corporate workforce by 8% and subleased one of our corporate offices in the United States as part of an effort to streamline workflows and lower operating cost, as well as executing on certain other cost control actions that will continue into 2023, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization, as announced in March 2023, and which included a further reduction in global corporate workforce of approximately 9% in May 2023, to reduce costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions. Inclusive of these cost control actions, we still expect total SG&A expense to increase over time.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to decrease as we manage our costs and respond to the promotional environment, and are prioritizing our marketing spend to align with our product strategy.
Restructuring Expense
Restructuring expense consists of professional service fees, and other costs associated with exit and disposal activities. We expect restructuring expense to increase in 2023 as a result of our March 2023 strategic transformation plan, including the further reduction in global corporate workforce of approximately 9% in May 2023.
Interest Income (Expense)
Interest income (expense) primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Expense
Other expense consists of gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.

Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of March 31, 2023.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Statements of Operations Data:
Net revenue	$54,352	$62,763
Cost of revenue	32,535	30,160
Gross profit	21,817	32,603
Operating expense:
Selling, general, and administrative expense(1)(2)	42,764	38,755
Marketing expense	11,493	13,827
Restructuring expense	3,239	—
Total operating expense	57,496	52,582
Loss from operations	(35,679)	(19,979)
Interest income (expense)	808	(37)
Other expense	(74)	(100)
Loss before provision for income taxes	(34,945)	(20,116)
Income tax provision	(221)	(1,762)
Net loss	$(35,166)	$(21,878)

Other comprehensive income (loss):
Foreign currency translation income (loss)	230	(674)
Total comprehensive loss	$(34,936)	$(22,552)
________________
(1)Includes stock-based compensation expense of $5.7 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes depreciation and amortization expense of $5.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth our condensed consolidated results of operations as a percentage of net revenue, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	59.9%	48.1%
Gross profit	40.1%	51.9%
Operating expense:
Selling, general, and administrative expense	78.7%	61.7%
Marketing expense	21.1%	22.0%
Restructuring expense	6.0%	—%
Total operating expense	105.8%	83.8%
Loss from operations	(65.6)%	(31.8)%
Interest income (expense)	1.5%	(0.1)%
Other expense	(0.1)%	(0.2)%
Loss before provision for income taxes	(64.3)%	(32.1)%
Income tax provision	(0.4)%	(2.8)%
Net loss	(64.7)%	(34.9)%

Other comprehensive income (loss):
Foreign currency translation income (loss)	0.4%	(1.1)%
Total comprehensive loss	(64.3)%	(35.9)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$54,352	$62,763	$(8,411)	(13.4)%
Net revenue decreased by $8.4 million, or 13.4%, for the three months ended March 31, 2023 as compared to the same period in 2022. Our sales decrease was primarily driven by a 14% decrease in average selling price, driven by promotional activity and a higher mix of third party sales, and the impact of foreign exchange rates, partially offset by a 4% increase in the number of units sold. We expect these net revenue trends to continue in the second quarter of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$32,535	$30,160	$2,375	7.9%
Gross profit	21,817	32,603	(10,786)	(33.1)%
Gross margin	40.1%	51.9%
Cost of revenue increased by $2.4 million, or 7.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily driven by inventory write-downs and adjustments, costs associated with transitioning manufacturers, higher duties, and higher distribution center expense, partially offset by lower inbound and outbound shipping.
Gross profit decreased by $10.8 million, or 33.1%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in gross profit was driven by an increase in promotional activity, a lower volume of units sold, and inventory write-downs and adjustments.
Our gross margin decreased to 40.1% for the three months ended March 31, 2023 from 51.9% in the same period in 2022, primarily due to an increase in promotional activity, inventory write-downs, costs associated with transitioning manufacturers, and a higher mix of third party sales. We expect gross margin to be negatively impacted for the remainder of 2023.
Operating Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$42,764	$38,755	$4,009	10.3%
Marketing expense	11,493	13,827	(2,334)	(16.9)%
Restructuring expense	3,239	—	3,239	N/A
Total operating expense	$57,496	$52,582	$4,914	9.3%
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $4.0 million, or 10.3%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily driven by an increase of $1.7 million of depreciation and amortization expense as a result of acquiring assets for the build out of new stores and new internally developed software projects during 2022, an increase of $1.4 million in stock-based compensation as a result of additional stock grants for new and existing employees, and an increase of $1.3 million in rent and utility expense as a result of an increased number of stores in operation. This was partially offset by a $0.4 million decrease of other miscellaneous operating and third-party expenses and fees.
Marketing Expense
Marketing expense decreased by $2.3 million, or 16.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreased digital advertising spend.
Restructuring Expense
Restructuring expense increased by $3.2 million for the three months ended March 31, 2023 as compared to the same period in 2022 where we did not have any restructuring expense, and consisted primarily of professional fees and other related charges primarily relating to evaluating our international go-to-market strategy and incurred as a result of the strategic transformation plan announced in March 2023, .
Interest Income (Expense)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$808	$(37)	$845	(2283.8)%
Interest income (expense) increased by $0.8 million, or 2283.8%, for the three months ended March 31, 2023 as compared to the same period in 2022, primarily driven by an increase in interest income as a result of our short-term investments in money market funds made in December 2022, partially offset by increased interest expense related to our Credit Agreement.
Other Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other expense	$(74)	$(100)	$26	(26.0)%
Other expense decreased by $26 thousand, or 26.0% for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in other expense was primarily due to a gain on foreign currency.
Income Tax Provision

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(221)	$(1,762)	$1,541	(87.5)%
Income tax provision decreased by $1.5 million, or 87.5%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q and accompanying financial tables include references to adjusted EBITDA and adjusted EBITDA margin, which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance, and the adjustments we make to these non-GAAP financial measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. These non-GAAP financial measures should not be considered as alternatives to net loss or net loss margin as calculated and presented in accordance with GAAP.
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, severance payments, and other related charges from our August 2022 and March 2023 initiatives) , other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, and non-cash gains or losses on sales of property and equipment), interest income or expense, and income tax provision or benefit.
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(35,166)	$(21,878)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	5,670	4,307
Depreciation and amortization expense	5,111	3,459
Restructuring expense	3,239	—
Other expense	74	100
Interest (income) expense	(808)	37
Income tax provision	221	1,762
Adjusted EBITDA	$(21,659)	$(12,213)
Adjusted EBITDA decreased by $9.4 million for the three months ended March 31, 2023 as compared to the same period in 2022 The decrease was primarily driven by lower net revenue and lower gross profit.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net revenue	$54,352	$62,763

Net loss	$(35,166)	$(21,878)
Net loss margin	(64.7)%	(34.9)%

Adjusted EBITDA	$(21,659)	$(12,213)
Adjusted EBITDA margin	(39.8)%	(19.5)%
Adjusted EBITDA margin declined from (19.5)% for the three months ended March 31, 2022 to (39.8)% for the same period in 2023. The change was primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $143.3 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO.
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
Debt

On April 17, 2023, we entered into an amendment agreement to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein). See Note 19 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the amendment to the Original Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(20,913)	$(40,471)
Net cash used in investing activities	(3,085)	(8,350)
Net cash provided by financing activities	62	710
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	110	(120)
Net decrease in cash, cash equivalents, and restricted cash	$(23,826)	$(48,231)
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
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, inventory write-downs, and changes in operating assets and liabilities during each year.
During the three months ended March 31, 2023, net cash used in operating activities was $20.9 million, which consisted of a net loss of $35.2 million and a net change of $1.1 million in our operating assets and liabilities, partially offset by non-cash charges of $13.1 million. The change in operating assets and liabilities was primarily due to a decrease of $8.0 million in accounts payable due to payments made, offset by a decrease of $5.1 million in inventory as a result of lower on-hand inventory and a decrease of $3.3 million in accounts receivable due to cash received.
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
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $3.1 million and $8.4 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million, primarily due to $0.1 million in net proceeds from exercises of stock options, offset by taxes withheld related to employee stock awards.
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.7 million, due to $1.5 million in net proceeds from exercises of stock options offset by payment of deferred offering costs of $0.7 million.
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
As of March 31, 2023, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $143.3 million and a revolving line of credit of up to $40.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. As discussed above in “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q, the revolving line of credit with JPMorgan Chase Bank, N.A. was increased to $50.0 million on April 17, 2023. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact to our condensed consolidated financial statements.
Foreign Currency Risk
Our condensed consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of March 31, 2023, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive income (loss) within stockholders' equity on the condensed consolidated balance sheets. For the three months ended March 31, 2023, we recorded other comprehensive income of $0.2 million, respectively, and for the three months ended March 31, 2022, we recorded other comprehensive loss of $0.7 million, as a result of foreign currency translation adjustments.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 15—Commitments and Contingencies—Legal Proceedings contained in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.
In addition, from time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. We have received, and may in the future continue to receive, claims arising from: our public statements to investors; our products, such as consumer claims and personal injury claims; our workforce, our technology, and business processes, such as worker classification and patent claims; our sustainability and ESG practices, statements, and goals; and our intellectual property, such as trademarks and copyright infringement claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
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
In August 2022, we announced certain simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs as a result of external headwinds. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expense. Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which includes inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. Our selling, general, and administrative expense initiatives include plans to reduce corporate office space and reduce corporate headcount. In addition, we have slowed the pace of corporate new hires and backfills for departing employees, and in July 2022 we reduced our global corporate workforce by 23 employees, which represented approximately 8% of our global corporate workforce. In addition, in March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow pace of openings, (iii) evaluate transition of international go-to-market strategy and (iv) improve cost savings and capital efficiency, including through a further reduction in global workforce in May 2023 of 21 employees, which represented approximately 9% of our global corporate workforce.
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
Our results of operations have varied, and could in the future, vary significantly from period to period as a result of various factors, some of which are outside of our control. Comparing our results of operations on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance.
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

Fluctuations in our results of operations may be particularly pronounced in the current economic environment due to the uncertainty caused by consumer spending patterns, inflationary pressures, liquidity concerns at, and failures of, banks and other financial institutions, the COVID-19 pandemic, and overall economic conditions. Fluctuations in our results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors.
Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, inflation, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the COVID-19 pandemic or future pandemics or public health crises, international trade relations, political turmoil, lower corporate earnings, reductions in business confidence and activity, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates and liquidity concerns at, and failures of, banks and other financial institutions, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and, in the future, may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in 2022, we determined that triggering events, primarily related to our current period and history of operating cash flow losses, required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $3.3 million related to long-lived assets associated with our stores in China.
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

We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand also depends on our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, vision, and values, including our status as a Delaware public benefit corporation, or PBC, and our commitment to environmental conservation and sustainability. Any actions or any public statements or social media posts about Allbirds or our products by our customers, consumers who have not yet bought our products, our current or former employees, current or former Allgood Collective Ambassadors (which is what we call the community of influencers whom we engage to help promote our brand), brand affiliates and partners, social medial influencers, celebrities, or other public figures, whether authorized or not, that are contrary to our values may negatively affect consumer perception of our brand. Any incidents involving our company, our suppliers or manufacturers, our brand affiliates and partners, our Allgood Collective Ambassadors or others, or the products we sell, could erode the trust and confidence of our customers, and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls, or litigation.
Our brand and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us or formerly associated with us (including employees, Allgood Collective Ambassadors, celebrities, social media influencers, brand affiliates and partners or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if we fail to deliver innovative and high quality products, if we face or mishandle a product recall, or if we are subject to claims of “greenwashing” (e.g., if the carbon footprint of one or more of our products is alleged to be greater than what we claim, or if we fail or are alleged to have failed to achieve our sustainability goals). Our brand and reputation could also be negatively impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to product labeling and safety, marketing, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Negative publicity regarding our suppliers or manufacturers could adversely affect our reputation and sales and could force us to identify and engage alternative suppliers or manufacturers. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition, and results of operations.
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
We incurred net losses of $101.4 million, $45.4 million and $25.9 million in 2022, 2021 and 2020, respectively, and we had an accumulated deficit of $273.9 million as of March 31, 2023. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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
The market for footwear and apparel is highly competitive. Our competitors include athletic and leisure footwear companies, as well as athletic and leisure apparel companies. We also compete directly against wholesalers and direct retailers of footwear and apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical footwear, as well as against retailers specifically focused on footwear. Competition has and may in the future result in pricing pressures, reduced profit margins, lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. Many of our competitors are large apparel and/or footwear companies with strong worldwide brand recognition, while others are new market participants with low barriers to entry. Because of the fragmented nature of the industry, we also compete with other footwear and apparel sellers, including those specializing in athletic footwear and other casual footwear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do.
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
Our focus on using sustainable high-quality materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our growth.

We are dedicated to prioritizing sustainable materials, which meet our quality standards, an environmentally friendly supply chain, and manufacturing processes that collectively limit our carbon footprint. As our business expands, it may be increasingly challenging to cost-effectively secure enough sustainably sourced high-quality materials to support our growth and achieve our sustainability goals while also achieving and maintaining profitability. In addition, our ability to expand into new product categories depends in part on our ability to identify new sustainable materials that are suitable for our products. Our inability to source materials that meet our sustainability requirements and quality standards in sufficient volumes could result in slower growth, increased costs, and/or lower net profits. Additionally, as our business expands, we may not be able to identify suppliers and manufacturers with business practices that reflect our commitment to sustainability, which may harm our ability to expand our supply chain to meet the expected growth of our business. If any of these factors prevent us from meeting our sustainability goals or increase the carbon footprint of any of our products, then it could have an adverse effect on our brand, reputation, results of operations, and financial condition.
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
Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through various channels including our website and retail stores, third-party discounters and our outlet store in Northern California. Additionally, in 2022, we recognized non-cash inventory write-downs, primarily related to the discontinuation of certain first-generation apparel products.
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
As of March 31, 2023, we operated 59 retail store locations across nine countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally.
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
As of March 31, 2023, we had approximately 740 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we may downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
We have significant exposure to changes in domestic and international laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements, and payroll taxes, which could have a direct impact on our operating costs. These laws change frequently, exist at multiple levels with respect to a single physical location (e.g., federal, state, and local) and may be difficult to interpret and apply.
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
Our growth will, in part, depend on our ability to successfully open and operate new stores, which depends on many factors, including, among others, our ability to:
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
In 2022, we began entering into broad-based partnerships with third-party retailers, and we have limited operating experience executing this channel distribution strategy at scale. In addition, one of the initiatives under our strategic transformation plan announced in March 2023 is to reduce the pace of new retail store openings and leverage our third-party partnerships to increase brand awareness and reach new customers. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies, and headcount.
If our retail partners discontinue or decelerate our partnership or otherwise do not satisfy their obligations to us, if we are unable to meet our retail partners’ expectations and demands, or if we decide to enter into additional partnerships and are unable to identify suitable retail partners or reach agreements with them, we may fail to meet our business objectives with respect to our partnership strategy. In addition, the terms of any additional retail partnerships that we establish may not be favorable to us. Our inability to successfully implement retail partnerships may lead consumers to negatively perceive our brand and adversely affect our business, financial condition, and results of operations. Also, in most cases, our agreements with such third-party retailers allow for significant variability in the amount of product purchased from us, and there are risks that eventual order volumes may be lower than initially projected. Third-party retailers may take actions that affect us for reasons that we cannot anticipate or control, such as their financial condition or changes in their business strategy or operations. There can be no assurance that we will be able to continue our relationships with our retail partners on the same or more favorable terms in future periods or that these relationships will continue beyond the terms of our existing contracts with our retail partners.

Further, our retail partners may reduce their number of stores or operations or consolidate, undergo restructurings or reorganizations, realign their affiliations, or promote products of our competitors over ours or liquidate. These events may result in a decrease in the number of stores or eCommerce platforms that carry our products or cause us to lose customers, decreasing our revenues and earnings growth.
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
We currently partner with over 200 Ambassadors who were members of our Allgood Collective, which is intended to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Allgood Collective Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting, and maintaining new Ambassadors to join our Allgood Collective may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.
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
Our future success is substantially dependent on the continued service of our co-founders and Chief Executive Officer, as well as other senior management, and our ability to attract and retain talent.
We depend on the continued services and performance of our senior management and other key personnel, including Joseph Zwillinger, our co-founder and Chief Executive Officer, and Timothy Brown, our co-founder and

Chief Innovation Officer. Mr. Zwillinger’s and Mr. Brown’s employment with us is at-will, which means that they may resign or could be terminated for any reason at any time. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder, nor is it likely that we would be able to immediately find a suitable replacement. Our other senior management and key employees are also employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including members of management, supply chain, innovation and sustainability, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.
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
We generally allow customers to return products under a return policy that we believe is more generous than the industry standard. For example, for footwear, unless otherwise stated such as for final sale items, we generally accept merchandise returns for full refund or exchange if returned within 30 days of the original purchase date. Our revenue is reported net of returns, discounts, and any taxes collected from customers and remitted to government authorities. We estimate an allowance for expected product returns based on historical return trends. Revenue is presented net of the sales return allowance, and the expected inventory right of recovery is presented as a reduction of cost of revenue. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged in transit as part of the return process which can impede our ability to resell the returned goods. From time to time, customers have abused our return policy by, for example, not appropriately returning shoes or returning shoes that have been worn repeatedly for all or most of the 30-day return window and cannot be resold. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition, and results of operations could be harmed.
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
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we transitioned all new footwear manufacturing to one footwear manufacturing partner in Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our footwear manufacturing partner in Vietnam or any of our other key manufacturers, were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
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
•disruptions in operations due to global, regional, or local public health crises (for example, the COVID-19 pandemic) or other emergencies or natural disasters;
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
We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to a variety of interruptions or outages, including those caused by damage, disruptions, slowdowns, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.
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
We currently accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card or other industry standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.
If sensitive information about our customers is actually or alleged to have been disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or misuse, our customers may curtail use of our website or mobile app, we may be exposed to liability, and our reputation could suffer.
Operating our business and platform involves the collection, storage, and transmission of a variety of sensitive information, such as names, phone numbers, mailing and billing addresses and email addresses, and other similar personal information, which we may share with our third-party service providers. In an effort to protect sensitive information, we rely on a variety of security measures, but advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our or our third party service providers’ (a) failure or inability to detect cyberattacks or (b) failure or inability to adequately protect sensitive information.
Like other eCommerce companies, we are also vulnerable to hacking, malware, supply chain attacks, computer viruses, unauthorized access, and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user errors, or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, certain functional areas of our workforce operate in a “hybrid” or fully remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these issues could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of sensitive information. Cyberattacks could also result in the theft of our intellectual property or sensitive information of our business partners and suppliers, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
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
We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in handling large volumes of data, transferring such data to third parties, processing such data for tracking and marketing purposes (or providing such data to third parties for tracking and marketing purposes), and protecting the security of such data. Our actual or perceived failure to comply with any federal, state, or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing, and security of data, or any failure by any of our third party service providers to protect such data that they may maintain on our behalf, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, result in indemnity obligations to our customers, distract our management, increase our costs of doing business, as well as expose ourselves to litigation, fines, civil, and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business (including our brand) in a manner that harms our financial position, results in a loss of customers and suppliers or an inability to process credit card payments, and may result in the imposition of monetary penalties. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used, transferred, and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.
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
Furthermore, compliance with legal and contractual obligations may require us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policy. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries, or other proceedings by the U.S. Federal Trade Commission, state attorneys general, and other federal, state, and foreign regulators and private litigants alleging violations of privacy or consumer protection laws.
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
The market price of our Class A common stock has experienced and may in the future experience high volatility and significant fluctuations in response to numerous factors, many of which are beyond our control, including:
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
•sales of large blocks of our Class A common stock, including sales by our co-founders or our other executive officers and directors or by their affiliates;
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices; however, in April 2023, S&P Dow Jones announced its decision that companies with multiple share class structures will be considered eligible candidates for addition to the S&P Composite 1500 and its component indices provided they meet all other eligibility criteria. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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

In addition, as of March 31, 2023, we had stock options outstanding that, if fully exercised, would result in the issuance of 12,023,666 shares of Class B common stock and 2,842,693 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, and the 17,617,962 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan and 5,590,259 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of March 31, 2023, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, Timothy Brown and Joseph Zwillinger, our directors, our principal stockholders, and their respective affiliates, which limits or precludes the ability of our other stockholders to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Mr. Zwillinger, our co-founder and Chief Executive Officer, and Mr. Brown, our co-founder, our directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company.” Our compliance with Section 404 has required and will continue to require that we incur substantial expenses and expend significant management efforts. We have and will likely need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, and copyright infringement, challenging trademarks, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business or our sustainability and ESG practices, statements, and goals. For example, on April 13, 2023, we and certain of our executive officers and directors were named as defendants in a securities class action lawsuit alleging that we violated U.S. securities laws by making materially false and/or misleading statements about our business, operations and prospects. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customer and our brand image.
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
We intend to continue making investments to support our business growth and may require additional funds to support this growth. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent, if any, of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. Recently, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Any such volatility in and disruptions to the equity or debt markets, or further deterioration of such markets, including as a result of political unrest or war, may make any necessary equity or debt financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
10.1*#	Offer Letter by and between the Registrant and Ann Mitchell
10.2	Second Amendment to Credit Agreement, dated as of April 17, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40963	10.1	April 19, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: May 9, 2023	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)