Form 10-Q
period 2023-06-30
Allbirds, Inc.
filed 2023-08-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2023, the number of shares of the registrant’s Class A common stock outstanding was 99,379,177 and the number of shares of the registrant’s Class B common stock outstanding was 52,547,761.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations, financial condition, business strategy and plans, strategic transformation plan, business models, and objectives of management for future operations, and statements regarding the benefits and timing of the roll-out of new products and technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•Our efforts to transition our international go-to-market strategy from a direct model to a distributor model may not be successful and may negatively impact our operating results and brand value.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$139,909	$167,136
Accounts receivable	4,567	9,206
Inventory	92,849	116,796
Prepaid expenses and other current assets	15,895	15,796
Total current assets	253,220	308,934

Property and equipment—net	52,350	54,340
Operating lease right-of-use assets	93,343	91,232
Other assets	6,907	7,858
Total assets	$405,820	$462,364

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$10,320	$12,245
Accrued expenses and other current liabilities	17,333	23,448
Current lease liabilities	13,761	10,263
Deferred revenue	3,742	4,057
Total current liabilities	45,156	50,012

Noncurrent liabilities:
Noncurrent lease liabilities	96,818	95,583
Total noncurrent liabilities	96,818	95,583
Total liabilities	$141,974	$145,595

Commitments and contingencies (Note 15)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 98,818,595 and 96,768,745 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 52,547,761 and 53,137,729 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	570,818	559,106
Accumulated other comprehensive loss	(4,143)	(3,611)
Accumulated deficit	(302,844)	(238,741)
Total stockholders’ equity	263,846	316,769

Total liabilities and stockholders’ equity	$405,820	$462,364
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$70,480	$78,174	$124,832	$140,937
Cost of revenue	40,332	49,983	72,867	80,143
Gross profit	30,148	28,191	51,965	60,794
Operating expense:
Selling, general, and administrative expense	46,207	41,707	88,971	80,462
Marketing expense	12,524	15,813	24,016	29,640
Restructuring Expense	1,041	—	4,280	—
Total operating expense	59,772	57,520	117,267	110,102
Loss from operations	(29,624)	(29,329)	(65,302)	(49,308)
Interest income (expense)	1,034	(35)	1,842	(72)
Other (expense) income	(71)	338	(145)	238
Loss before provision for income taxes	(28,661)	(29,026)	(63,605)	(49,142)
Income tax provision	(276)	(342)	(498)	(2,105)
Net loss	$(28,937)	$(29,368)	$(64,103)	$(51,247)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.20)	$(0.43)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,829,129	148,646,906	150,455,712	148,088,555

Other comprehensive loss:
Foreign currency translation loss	(762)	(3,398)	(532)	(4,072)
Total comprehensive loss	$(29,699)	$(32,766)	$(64,635)	$(55,319)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2022	92,267,681	$9	56,155,776	$6	$539,578	$(8)	$(159,265)	$380,320
Exercise of stock options	—	—	266,902	—	809	—	—	809
Vesting of common stock warrants	—	—	—	—	249	—	—	249
Vesting of restricted stock units	2,500	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823
Conversion of Class B shares into Class A common stock	1,955,589	—	(1,955,589)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,887	—	—	4,887
Comprehensive loss	—	—	—	—	—	(3,398)	—	(3,398)
Net loss	—	—	—	—	—	—	(29,368)	(29,368)
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2023	97,555,256	$10	52,810,751	$5	$565,081	$(3,381)	$(273,907)	$287,808
Exercise of stock options	—	—	235,652	—	16	—	—	16
Vesting of restricted stock units	534,409	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	230,288	—	—	—	233	—	—	233
Conversion of Class B shares into Class A common stock	498,642	—	(498,642)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,489	—	—	5,489
Comprehensive loss	—	—	—	—	—	(762)	—	(762)
Net loss	—	—	—	—	—	—	(28,937)	(28,937)
BALANCE - June 30, 2023	98,818,595	$10	52,547,761	$5	$570,818	$(4,143)	$(302,844)	$263,846
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004
Exercise of stock options	—	—	1,612,240	—	2,263	—	—	2,263
Exercise of common stock warrants, net of shares withheld for exercise	—	—	21,967	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843			843
Vesting of restricted stock units	2,500	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823
Conversion of Class B shares into Class A common stock	45,206,759	4	(45,206,059)	(4)	—	—	—	—
Stock-based compensation	—	—	—	—	8,708	—	—	8,708
Comprehensive loss	—	—	—	—	—	(4,072)	—	(4,072)
Net loss	—	—	—	—	—	—	(51,247)	(51,247)
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	313,593	—	78	—	—	78
Vesting of restricted stock units	916,001	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	230,288				233			233
Conversion of Class B shares into Class A common stock	903,561	—	(903,561)	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,401	—	—	11,401
Comprehensive loss	—	—	—	—	—	(532)	—	(532)
Net loss	—	—	—	—	—	—	(64,103)	(64,103)
BALANCE - June 30, 2023	98,818,595	$10	52,547,761	$5	$570,818	$(4,143)	$(302,844)	$263,846
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,103)	$(51,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,033	7,069
Amortization of debt issuance costs	25	25
Stock-based compensation	10,972	8,993
Inventory write-down	7,444	11,641
Realized loss on equity investment	84	—
Changes in assets and liabilities:
Accounts receivable	4,585	5,695
Inventory	16,344	(27,468)
Prepaid expenses and other current assets	195	(2,124)
Operating lease right-of-use assets and current and noncurrent lease liabilities	2,685	—
Other assets	—	(3,839)
Accounts payable and accrued expenses	(8,023)	(18,010)
Other long-term liabilities	—	5,615
Deferred revenue	(326)	(982)
Net cash used in operating activities	(20,085)	(64,632)

Cash flows from investing activities:
Purchase of property and equipment	(7,607)	(16,594)
Changes in security deposits	444	(339)
Proceeds from equity investment	166	—
Net cash used in investing activities	(6,997)	(16,933)

Cash flows from financing activities:
Proceeds from the exercise of stock options	229	2,263
Taxes withheld and paid on employee stock awards	(149)	—
Proceeds from issuance of common stock under the employee stock purchase plan	233	823
Payments of deferred offering costs	—	(744)
Net cash provided by financing activities	313	2,342

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(453)	(1,429)
Net decrease in cash, cash equivalents, and restricted cash	(27,222)	(80,652)
Cash, cash equivalents, and restricted cash—beginning of period	167,767	288,576
Cash, cash equivalents, and restricted cash—end of period	$140,545	$207,924

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$42
Cash paid for taxes	$1,268	$1,122
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$603	$825
Non-cash exercise of common stock warrants	$—	$28
Stock-based compensation included in capitalized internal-use software	$429	$558
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$139,909	$207,294
Restricted cash included in prepaid expenses and other current assets	636	630
Total cash, cash equivalents, and restricted cash	$140,545	$207,924
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, the Russian invasion of Ukraine, and the COVID-19 pandemic, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
As of the date of issuance of the financial statements we are not aware of any specific event or circumstance related to COVID-19 or the other aforementioned macroeconomic events that would require us to update our estimates or judgments or adjust the carrying value of our assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Prior to May 4, 2023, our CODMs were our co-Chief Executive Officers. On May 4, 2023, Timothy Brown, , transitioned from his co-Chief Executive Officer role to Chief Innovation Officer, a non-executive role, and Joseph Zwillinger, our other co-Chief Executive Officer, was appointed our Chief Executive Officer. As a result, we performed an evaluation to determine our CODM. We determined that Joseph Zwillinger, Chief Executive Officer, was our CODM as of June 30, 2023.
We operate in one operating segment and one reportable segment, as the CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. There was no change in our operating or reportable segments as a result of the change in CODM for the three and six months ended June 30, 2023.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables were $2.1 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively. Credit card receivables were $1.9 million as of June 30, 2023 and $2.1 million as of December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, we recorded an inventory reserve to reduce the value of our inventory by $12.5 million and $8.3 million, respectively, within inventory on the condensed consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the year based on the results of physical inventory counts and donations, we recorded $4.8 million and $8.0 million as costs of revenue for the three and six months ended June 30, 2023 and $12.0 million and $11.6 million for the three and six months ended June 30, 2022, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and wholesale customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three and six months ended June 30, 2023, we recognized $1.0 million and $2.0 million of revenue, respectively, that was deferred as of December 31, 2022, and for the three and six months ended June 30, 2022, we recognized $1.0 million and $2.1 million, respectively, of revenue that was deferred as of December 31, 2021. As of June 30, 2023 and December 31, 2022, we had $0.2 million and $0.4 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.6 million and $3.6 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. We had deferred revenue balances of $3.7 million and $3.2 million as of June 30, 2023 and June 30, 2022, respectively. The amounts as of June 30, 2023 are expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of June 30, 2023 and December 31, 2022 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and six months ended June 30, 2023 and 2022. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and wholesale channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$50,748	$59,251	$91,584	$108,195
International	19,732	18,923	33,248	32,742
Total net revenue	$70,480	$78,174	$124,832	$140,937
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 8, Fair Value Measurements.
Impairment of Long-Lived Assets—We evaluate the recoverability of property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is typically at the country-level for store assets and the corporate-level for corporate assets. The carrying amount of a country asset group includes stores’ operating lease right-of-use assets and property and equipment, primarily leasehold improvements. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on estimated discounted net future cash flows. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our future expectations, competitive factors in our various markets, inflation, revenue trends and other relevant economic factors that may impact the asset group under evaluation.
There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material. We determined that a non-cash impairment charge was not necessary in the quarter ended June 30, 2023, based on our future cash flow estimates versus the net carrying value of our long-lived assets.
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss.
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of March 31, 2023	$636	$—
Charges	118	923
Cash Payments	(665)	(571)
Balance as of June 30, 2023	$89	$353

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2022	$—	$—
Charges	3,357	923
Cash Payments	(3,268)	(571)
Balance as of June 30, 2023	$89	$353
Emerging Growth Company—As an “emerging growth company,” the Jumpstart Our Business Startups Act, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the six months ended June 30, 2023.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the six months ended June 30, 2023.
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
3.Inventory
Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$105,344	$125,065
Reserve to reduce inventories to net realizable value	(12,495)	(8,269)
Total inventory	$92,849	$116,796

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.Property and Equipment - Net
Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$40,785	$40,305
Furniture and fixtures	25,250	23,988
Internal-use software	26,817	23,393
Machinery and equipment	939	884
Computers and equipment	2,159	1,937
Total property and equipment - gross	95,950	90,507
Less: accumulated depreciation and amortization	(43,600)	(36,167)
Total property and equipment - net	$52,350	$54,340
Depreciation and amortization expense for the three and six months ended June 30, 2023 was $5.0 million and $10.1 million, respectively, and for three and six months ended June 30, 2022 was $3.7 million and $7.1 million, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid expenses	$6,153	$6,283
Inventory returns receivable	722	1,090
Security deposits	592	463
Taxes receivable	7,037	6,420
Other receivables	755	908
Restricted cash	636	632
Total prepaid expenses and other current assets	$15,895	$15,796
6.Other Assets
Other assets consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Investment in equity securities	$2,000	$2,250
Security deposits	3,766	4,417
Intangible assets	107	133
Debt issuance costs	33	57
Deferred tax assets	1,001	1,001
Total other assets	$6,907	$7,858
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and six months ended June 30, 2023.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. In April 2023, Noho ESG was dissolved. In accordance with the provisions of the SAFE, we were entitled to receive the entire amount of our investment. However, as a result of a shortfall of assets, we received a pro rata share of remaining assets, which included approximately $0.2 million in cash and rights to their intellectual property. Therefore, we recorded a realized loss on our investment of $0.1 million for the three and six months ended June 30, 2023.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC (“West Harbor”) for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset had an estimated useful life of 3 years, and was fully amortized as of March 31, 2023. We recorded amortization charges of $0.0 million for the three and six months ended June 30, 2023, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, which are recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Sales-refund reserve	$2,942	$4,534
Taxes payable	2,278	3,336
Employee-related liabilities	3,238	2,624
Accrued expenses	8,875	12,954
Total accrued expenses and other current liabilities	$17,333	$23,448

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 and represent Level 1 assets on the fair value hierarchy.
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of June 30, 2023. We had no liabilities measured at fair value as of June 30, 2023.

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and six months ended June 30, 2023 and 2022, there were no observable price changes or impairments for our NFW investment. We recognized a $0.1 million loss for our investment in Noho ESG during the three and six months ended June 30, 2023, as described in Note 6. The carrying values of our investments were $2.0 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively.
9.Long-Term Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Original Credit Agreement”). The Original Credit Agreement was an asset-based loan, which provided for a revolving line of credit of up to $40.0 million and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Original Credit Agreement had a maturity date of February 20, 2024.
On April 17, 2023, we entered into an amendment to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein).
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
liens, investments, mergers, dispositions, dividends and other distributions and a financial covenant that requires us to maintain a specified minimum fixed charge coverage ratio. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy.
As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement.
10.Stockholders’ Equity
As of June 30, 2023 and December 31, 2022, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.
Preferred Stock
As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of June 30, 2023 and December 31, 2022, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Shares of common stock reserved for future issuance as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
2015 Equity Incentive Plan:
Options issued and outstanding	10,851,326	12,700,367
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	4,425,291	2,687,819
Restricted stock units outstanding	7,966,430	4,788,964
Performance stock units outstanding	525,108	787,660
Shares available for future grants	16,494,255	13,236,891
2021 Employee Stock Purchase Plan:
Shares available for future grants	5,359,971	4,091,248
Total shares of common stock reserved for future issuance	45,622,381	38,292,949
11.Warrants
Common Stock Warrants
Through 2020, we issued warrants to purchase common stock to various third parties. The warrants were exercised in full in August 2022, and therefore, there were no common stock warrants outstanding as of June 30, 2023 and December 31, 2022. We recorded $0.2 million and $1.0 million of common stock warrant expense for the three and six months ended June 30, 2022.
The following table is a summary of warrant activity for the three and six months ended June 30, 2022:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Date of issuance	July 2018
Outstanding at March 31, 2022	5,114
Exercised during the three months ended June 30, 2022	—
Outstanding at June 30, 2022	5,114

Date of issuance	July 2018
Outstanding at December 31, 2021	30,684
Exercised during the six months ended June 30, 2022	25,570
Outstanding at June 30, 2022	5,114
12.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of June 30, 2023, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
13.Stock-Based Compensation
2015 Equity Incentive Plan
In 2015, we adopted the 2015 Equity Incentive Plan (the “2015 Plan”) that authorized the granting of options for shares of common stock. Our 2015 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards. The 2015 Plan was terminated in connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in November 2021 in connection with the initial public offering (“IPO”), and we will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
2021 Equity Incentive Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Plan, which became effective in connection with the IPO in November 2021. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of equity compensation. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of share of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our board of directors may determine that the increase for such year will be a lesser number of shares. Additionally, to the extent that any stock options outstanding under the 2015 Plan expire, terminate prior to exercise, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, the shares of Class B common stock reserved for issuance pursuant to such equity awards will become available for issuance as shares of Class A common stock under the 2021 Plan. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 100,000,000 shares.
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2022 and June 30, 2023, and changes during the six month period ended June 30, 2023, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	15,388,186	$3.71	6.43	$6,101
Granted	1,750,096	1.41
Exercised	(313,593)	0.30		452
Forfeited	(877,569)	4.31
Cancelled	(670,503)	4.10
Outstanding at June 30, 2023	15,276,617	3.47	5.99	2,560
Vested and exercisable at June 30, 2023	9,743,015	3.47	4.50	2,544
The weighted-average fair value of options granted during the three and six months ended June 30, 2023 was $0.67 and $0.61, respectively, and for the three and six months ended June 30, 2022 was $2.26 and $2.73, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three and six months ended June 30, 2023 and 2022, for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.44%	2.90%	3.50%	2.78%
Dividend yield	—	—	—	—
Volatility	41.80%	47.49%	42.08%	47.44%
Expected lives (in years)	6.13	5.88	6.00	5.91
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Offering Period - May 3, 2023 to November 2, 2023	Offering Period - November 3, 2022 to May 2, 2023	Offering Period - May 3, 2022 to November 2, 2022	Offering Period - November 3, 2021 to May 2, 2022
Risk-free interest rate	5.08%	4.44%	2.97%	1.63%
Dividend yield	—	—	—	—
Volatility	45.59%	43.42%	47.15%	63.00%
Expected lives (years)	0.5	0.5	0.5	0.5
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
RSU activity during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	4,788,964	$4.86
Granted	5,578,429	1.91
Vested	(916,001)	4.90
Forfeited	(1,484,962)	4.16
Unvested at June 30, 2023	7,966,430	$2.92
Performance Stock Units
In May 2022, we granted a target amount of 0.8 million RSUs with market-based and service-based vesting conditions (“PSUs”) to certain executives. The market vesting criteria is based on achievement of certain total shareholder return (“TSR”) results relative to the S&P Total Market Consumer Discretionary Index (the “Index”) during a one-year, two-year, and three-year performance period, respectively, beginning on June 1, 2022, and ending on May 31, 2025. The market condition allows for a range of vesting from 0% to 150% of the target amount, depending on the relative TSR achieved by us against the Index. In addition to the market condition, these PSUs are subject to the continuing service of the executives and vest in three equal annual installments. The fair value of PSUs is measured on the grant date using a Monte Carlo simulation model. Each of the three performance periods is considered an individual tranche of the award (referred to as “Tranche 1,” “Tranche 2” and “Tranche 3,”respectively).

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
$0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for the three and six months ended June 30, 2022, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity during the six months ended June 30, 2023 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	787,660	$5.11
Granted	—	—
Vested	—	—
Forfeited	(262,552)	$4.77
Unvested at June 30, 2023	525,108	$5.29
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation, net of amounts capitalized	$5,302	$4,589	$10,972	8,150
Capitalized stock-based compensation	187	298	429	558
Total stock-based compensation	$5,489	$4,887	$11,401	$8,708
As of June 30, 2023, there was approximately $10.9 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.77 years. There was approximately $19.9 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.3 years. There was approximately $1.8 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.92 years.
14.Income Taxes
Income tax provision was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and was $0.3 million and $2.1 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was 1.0% and 0.8%, respectively, and was 1.2% and 4.4% for the three and six months ended June 30, 2022, respectively. The changes in expense for income taxes and effective tax rate is primarily due to mix of income by geography.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of June 30, 2023, we are subject to examination by various tax authorities for 2016 through 2022. During the three and six months ended June 30, 2023, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of June 30, 2023, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. We intend to vigorously defend against these lawsuits.
16.Leases
We lease various office and retail spaces under non-cancelable operating leases with various expiration dates through fiscal 2034, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. We have no lease agreements that are classified as finance leases.
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for lease term and discount rate)	2023	2022	2023	2022
Operating lease costs	$4,697	$4,013	$9,249	$7,548
Variable lease costs	56	56	112	113
Short-term lease costs	37	157	71	258
Sublease income	(39)	—	(53)	—
Total lease costs	$4,751	$4,227	$9,379	$7,919

			June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)			6.58	4.51
Weighted-average discount rate			5.50%	3.60%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,141	$3,371	$6,148	$6,342
Right-of-use assets obtained in exchange for new operating lease liabilities	1,665	13,827	9,231	25,313

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of June 30, 2023, are as follows:

(in thousands)	Operating Lease Payments (1)
Fiscal year ended December 31,
2023	$9,269
2024	19,886
2025	19,656
2026	18,163
2027 and after	70,211
Total undiscounted operating lease payments	$137,184
Less: imputed discount	26,605
Total operating lease liabilities	$110,579
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(28,937)	$(29,368)	$(64,103)	$(51,247)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	150,829,129	148,646,906	150,455,712	148,088,555
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.20)	$(0.43)	$(0.35)

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	June 30, 2023	June 30, 2022
Outstanding stock options	15,276,617	16,034,848
Common stock warrants	—	5,114
2021 ESPP	3,621	20,665
RSUs	7,966,430	5,977,505
PSUs	525,108	—
Total anti-dilutive securities	23,771,776	22,038,132
18.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and six months ended June 30, 2023 and 2022. We made $0.4 million and $0.8 million in matching contributions for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively. We have no intention to terminate the plan.
19.Subsequent Events
We have evaluated events occurring through August 8, 2023, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue through a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 62 stores as of June 30, 2023. By primarily serving consumers directly, we cut out the layers of costs associated with traditional wholesalers, creating a more efficient cost structure and higher gross margin. Our direct distribution model allows us to control our sales channels and build deep relationships with our customers by delivering high-quality products through a seamless and immersive brand experience, whether shopping on our website, on our app, or in one of our Allbirds stores. In August 2023, we entered into a non-binding letter of intent with an unaffiliated distributor in Canada and a non-binding letter of intent with an unaffiliated distributor in South Korea. Under the distribution arrangements contemplated by these letters of intent, we anticipate that each third party will operate our existing stores and will sell products, purchased from us, through various distribution channels, including the stores and eCommerce platform, under our brand names their a particular country. We believe transitioning to a distributor model in certain international markets will improve profitability and inventory efficiency in these regions, while also helping to reduce operating expenses and overall complexity in our business. Designing and creating products using innovative, sustainable materials is a challenging process for both us as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Recent Financial Performance
•Net revenue decreased by 9.8% and 11.4% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
•Gross margin increased to 42.8% and decreased to 41.6% for the three and six months ended June 30, 2023, respectively, as compared to 36.1% and 43.1% for the same periods in 2022.

•We reported net losses of $28.9 million and $64.1 million for the three and six months ended June 30, 2023, respectively, as compared to $29.4 million and $51.2 million for the same periods in 2022.
•We reported adjusted EBITDA losses of $18.3 million and $39.9 million for the three and six months ended June 30, 2023, respectively, as compared to losses of $20.8 million and $33.1 million for the same periods in 20221.
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
Our product and brand initiatives include increasing focus on our core franchises, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as a highly-focused brand strategy that reconnects with core consumers. We expect these initiatives to begin to impact the business in 2024.
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party wholesale channel. Store optimization will include slowing the pace of new store openings and investing in corporate and retail store talent and store marketing. As of July 2023, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. We may potentially partner with distributors in certain markets, which we expect would have impacts to both our short and long term results of operations. In August 2023, we signed a non-binding letter of intent with a distributor in Canada and a non-binding letter of intent with a distributor in South Korea, which letters of intent contemplate entering into distribution agreements with each distributor with respect to each particular country, and we are continuing to evaluate our international go-to-market strategy.
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
Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be, affected by a number of factors, including the following:
Ability to Increase Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Allbirds is still relatively unknown to consumers worldwide, underscoring a large opportunity to scale our customer base and drive future growth. Our
1 We are no longer excluding the revenue and cost of revenue impact associated with the inventory optimization related to the previously announced discontinuation of our first generation apparel business, the Simplification Initiatives, from Adjusted EBITDA. The impact of this change to our adjusted EBITDA for the three and six months ended June 30, 2022 is an increase to Adjusted EBITDA loss of $11.6 million.

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
Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition, as store traffic has not fully recovered to pre-pandemic levels. These optimization efforts may include a combination of efforts, including evaluating the number of new store openings and slowing the pace of new retail store openings, closing existing stores, investing in store marketing, expanding our third-party partnerships, and exploring partnering with distributors in certain international markets, such as the distribution agreements contemplated by the letters of intent signed in August 2023 with distributors in Canada and South Korea.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
United States	15	19	23	27	32	38	42	42	44
International[2]	12	12	12	12	14	13	16	17	18
Total stores	27	31	35	39	46	51	58	59	62
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
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust has contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, liquidity concerns at, and failures of, banks and other financial institutions, the strengthening of the U.S. dollar in relation to foreign currencies, the crises in Ukraine, and the COVID-19 pandemic or future public health crises, could result in fluctuations in our results of operations. For example, during 2022 and 2023, we utilized promotions to compete in a highly promotional environment and to drive sales. We expect to continue utilizing promotions, which may negatively impact our gross profit in the near term.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with a larger percentage of our sales occurring during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 28% and 35% of our full year net revenue during the fourth quarters of 2022 and 2021, respectively.
Current Economic Conditions
We continue to monitor and respond to evolving developments regarding the COVID-19 pandemic and other recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, fluctuations in currency
2 In the third quarter of 2022, we opened two new international stores and had three store leases expire, resulting in a net reduction of one lease.

exchange rates, and the Russian invasion of Ukraine, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products” in Part II, Item 1A. Risk Factors, for further details.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party wholesalers. As of June 30, 2023, the majority of our sales are through our digital channels and leased retail stores. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers. Revenue is recognized when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect recent soft sales trends to continue into the remainder of 2023, contributing to an overall decrease in net revenue from 2022.
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
Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense (“SG&A expense”), consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization expense, software costs, third-party professional fees, public company operating costs, and costs related to other administrative functions. During 2022, we reduced our global corporate workforce by 8% and subleased one of our corporate offices in the United States as part of an effort to streamline workflows and lower operating cost, as well as executing on certain other cost control actions that will continue into 2023, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization, as announced in March 2023, which included a further reduction in global corporate workforce of approximately 9% in May 2023, to reduce costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions. Inclusive of these cost control actions, we still expect total SG&A expense to increase over time.

Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to decrease as we manage our costs and respond to the promotional environment, and are prioritizing our marketing spend to align with our product strategy.
Restructuring Expense
Restructuring expense consists of professional service fees, severance and other employee-related benefits, and other miscellaneous costs associated with exit and disposal activities. We expect restructuring expense to increase in 2023 as compared to 2022, as a result of our March 2023 strategic transformation plan.
Interest Income (Expense)
Interest income (expense) primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other (Expense) Income
Other (expense) income consists of gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, and Vietnam as of June 30, 2023.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$70,480	$78,174	$124,832	$140,937
Cost of revenue	40,332	49,983	72,867	80,143
Gross profit	30,148	28,191	51,965	60,794
Operating expense:
Selling, general, and administrative expense(1)(2)	46,207	41,707	88,971	80,462
Marketing expense	12,524	15,813	24,016	29,640
Restructuring expense	1,041	—	4,280	—
Total operating expense	59,772	57,520	117,267	110,102
Loss from operations	(29,624)	(29,329)	(65,302)	(49,308)
Interest income (expense)	1,034	(35)	1,842	(72)
Other (expense) income	(71)	338	(145)	238
Loss before provision for income taxes	(28,661)	(29,026)	(63,605)	(49,142)
Income tax provision	(276)	(342)	(498)	(2,105)
Net loss	$(28,937)	$(29,368)	$(64,103)	$(51,247)

Other comprehensive loss:
Foreign currency translation loss	(762)	(3,398)	(532)	(4,072)
Total comprehensive loss	$(29,699)	$(32,766)	$(64,635)	$(55,319)
________________
(1)Includes stock-based compensation expense of $5.3 million and $11.0 million for the three and six months ended June 30, 2023, respectively, and $4.6 million and $8.1 million for the three and six months ended June 30, 2022, respectively.
(2)Includes depreciation and amortization expense of $5.0 million and $10.1 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2022, respectively.

The following table sets forth our condensed consolidated results of operations as a percentage of net revenue, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.2%	63.9%	58.4%	56.9%
Gross profit	42.8%	36.1%	41.6%	43.1%
Operating expense:
Selling, general, and administrative expense	65.6%	53.4%	71.3%	57.1%
Marketing expense	17.8%	20.2%	19.2%	21.0%
Restructuring expense	1.5%	—%	3.4%	—%
Total operating expense	84.8%	73.6%	93.9%	78.1%
Loss from operations	(42.0)%	(37.5)%	(52.3)%	(35.0)%
Interest income (expense)	1.5%	0.0%	1.5%	(0.1)%
Other (expense) income	(0.1)%	0.4%	(0.1)%	0.2%
Loss before provision for income taxes	(40.7)%	(37.1)%	(51.0)%	(34.9)%
Income tax provision	(0.4)%	(0.4)%	(0.4)%	(1.5)%
Net loss	(41.1)%	(37.6)%	(51.4)%	(36.4)%

Other comprehensive loss:
Foreign currency translation loss	(1.1)%	(4.3)%	(0.4)%	(2.9)%
Total comprehensive loss	(42.1)%	(41.9)%	(51.8)%	(39.3)%

Comparison of the Three Months Ended June 30, 2023 and 2022
Net Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$70,480	$78,174	$(7,694)	(9.8)%
Net revenue decreased by $7.7 million, or 9.8%, for the three months ended June 30, 2023 as compared to the same period in 2022. Our sales decrease was primarily driven by a decrease in average selling price, driven by promotional activity, and the impact of foreign exchange rates, partially offset by an increase in the number of units sold. We expect these net revenue trends to continue for the remainder of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$40,332	$49,983	$(9,651)	(19.3)%
Gross profit	30,148	28,191	1,957	6.9%
Gross margin	42.8%	36.1%
Cost of revenue decreased by $9.7 million, or 19.3%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a decrease in inventory write-downs and adjustments and lower freight and logistics costs, partially offset by an increase in product costs related to the increase in units sold.
Gross profit increased by $2.0 million, or 6.9%, for the three months ended June 30, 2023 as compared to the same period in 2022. The increase in gross profit was driven by a decrease in inventory write-downs and adjustments, partially offset by overall lower net revenue and cost of revenue compared to the same period in 2022.
Our gross margin increased to 42.8% for the three months ended June 30, 2023 from 36.1% in the same period in 2022, primarily due to a decrease in inventory write-downs and lower freight and logistics costs, and a higher mix of international sales.
Operating Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$46,207	$41,707	$4,500	10.8%
Marketing expense	12,524	15,813	(3,289)	(20.8)%
Restructuring expense	1,041	—	1,041	N/A
Total operating expense	$59,772	$57,520	$2,252	3.9%
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $4.5 million, or 10.8%, for the three months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily driven by an increase of $2.2 million in personnel and related expenses primarily as a result of higher headcount due to more retail stores open during the period, an increase of $1.1 million in rent and utility expense and an increase of $1.3 million of depreciation and amortization expense as a result of an increased number of stores in operation, an increase of $0.8 million in third-party professional fees, and an increase of $0.5 million in stock-based compensation as a result of additional stock grants for new and existing employees. This was partially offset by a $1.4 million decrease in other miscellaneous operating expenses and fees.
Marketing Expense
Marketing expense decreased by $3.3 million, or 20.8%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense increased by $1.0 million for the three months ended June 30, 2023 as compared to the same period in 2022 where we did not have any restructuring expense, and consisted primarily of severance and related employee costs incurred as a result of our headcount reduction as part of the strategic transformation plan announced in March 2023.
Interest Income (Expense)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$1,034	$(35)	$1,069	NM
NM = Not meaningful
Interest income (expense) increased by $1.1 million, from expense of $35 thousand for the three months ended June 30, 2022 to income of $1.0 million for the three months ended June 30, 2023, primarily driven by an increase in interest income as a result of our short-term investments in money market funds made in December 2022, partially offset by increased interest expense related to our Credit Agreement.
Other (Expense) Income

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$(71)	$338	$(409)	NM
NM = Not meaningful
Other (expense) income decreased by $0.4 million, from income of $338 thousand for the three months ended June 30, 2022 to expense of $71 thousand for the three months ended June 30, 2023, primarily due to a loss on foreign currency and loss on our investment in NoHo ESG.
Income Tax Provision

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(276)	$(342)	$66	(19.3)%
Income tax provision decreased by $0.1 million, or 19.3%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

Comparison of the Six Months Ended June 30, 2023 and 2022
Net Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$124,832	$140,937	$(16,105)	(11.4)%
Net revenue decreased by $16.1 million, or 11.4%, for the six months ended June 30, 2023, as compared to the same period in 2022. Our sales decrease was primarily driven by a decrease in our average selling price, driven by promotional activity and a higher mix of third party sales, and the impact of foreign exchange rates, partially offset by an increase in the number of units sold. We expect these net revenue trends to continue for the remainder of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$72,867	$80,143	$(7,276)	(9.1)%
Gross profit	51,965	60,794	(8,829)	(14.5)%
Gross margin	41.6%	43.1%		(3.5)%
Cost of revenue decreased by $7.3 million, or 9.1%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreases in inventory write-downs and adjustments and lower freight and logistics costs, partially offset by an increase in product costs related to the increase in units sold.
Gross profit decreased by $8.8 million, or 14.5%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by the overall decrease in net revenue (which decreased more significantly than the corresponding decrease in cost of revenue), partially offset by a decrease in inventory write-downs and adjustments, lower freight and logistics costs, and a higher mix of international sales compared to 2022.
Our gross margin decreased to 41.6% for the six months ended June 30, 2023 from 43.1% for the same period in 2022, primarily due to higher promotional activity, partially offset by a decrease in inventory write-downs and adjustments, lower freight and logistics costs, and a higher mix of international sales.
Operating Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$88,971	$80,462	$8,509	10.6%
Marketing expense	24,016	29,640	(5,624)	(19.0)%
Restructuring expense	4,280	—	4,280	N/A
Total operating expense	$117,267	$110,102	$7,165	6.5%
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $8.5 million, or 10.6%, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily driven by an increase of $3.0 million of depreciation and amortization expense and an increase of $2.3 million in rent and utility expense as a result of an increased number of stores in operation compared to the same period in 2022, an increase of $2.6 million in personnel and related expenses primarily as a result of higher headcount due to more retail stores open during the period, an increase of $1.8 million in stock-based compensation as a result of additional stock grants for new and existing employees, and an increase of $1.4 million in third-party professional fees. This was partially offset by a $2.4 million decrease in other miscellaneous operating expenses and fees.
Marketing Expense
Marketing expense decreased by $5.6 million, or 19.0%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense increased by $4.3 million for the six months ended June 30, 2023 as compared to the same period in 2022 where we did not have any restructuring expense, and consisted primarily of professional fees, severance and other employee-related benefits, and other related charges as part of the strategic transformation plan announced in March 2023.

Interest Income (Expense)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$1,842	$(72)	$1,914	NM
NM = Not meaningful
Interest income (expense) increased by $1.9 million, from expense of $(72) thousand for the six months ended June 30, 2022 to income of $1.8 million for the six months ended June 30, 2023, primarily driven by an increase in interest income as a result of our short-term investments in money market funds made in December 2022, partially offset by increased interest expense related to our Credit Agreement.
Other (Expense) Income

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$(145)	$238	$(383)	NM
NM = Not meaningful
Other income (expense) decreased by $0.4 million, from an income $238 thousand for the six months ended June 30, 2022 to expense of $(145) thousand for the six months ended June 30, 2023, primarily due to a loss on foreign currency and loss on our investment in NoHo ESG.
Income Tax Provision

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(498)	$(2,105)	$1,607	(76.3)%
Income tax provision decreased by $1.6 million, or 76.3%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, severance payments, and other related charges from our August 2022 and March 2023 initiatives), other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, and non-cash gains or losses on sales of property and equipment), interest income or expense, and income tax provision or benefit.
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(28,937)	$(29,368)	$(64,103)	$(51,247)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	5,302	4,838	10,972	9,145
Depreciation and amortization expense	4,996	3,652	10,107	7,111
Restructuring expense	1,041	—	4,280	—
Other expense (income)	71	(338)	145	(238)
Interest (income) expense	(1,034)	35	(1,842)	72
Income tax provision	277	342	498	2,105
Adjusted EBITDA[1]	$(18,284)	$(20,839)	$(39,943)	$(33,052)
Adjusted EBITDA loss decreased by $2.6 million and increased by $6.9 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. The decrease for the three months ended June 30, 2023 was primarily driven by lower net loss and the increase for the six months ended June 30, 2023 was primarily driven by increased net loss.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(in thousands)
Net revenue	$70,480	$78,174	$124,832	$140,937

Net loss	$(28,937)	$(29,368)	$(64,103)	$(51,247)
Net loss margin	(41.1)%	(37.6)%	(51.4)%	(36.4)%

Adjusted EBITDA	$(18,284)	$(20,839)	$(39,943)	$(33,052)
Adjusted EBITDA margin	(25.9)%	(26.7)%	(32.0)%	(23.5)%
Adjusted EBITDA margin improved from (26.7)% to (25.9)% for the three months ended June 30, 2023 as compared to the same period in 2022 and declined from (23.5)% to (32.0)% for the six months ended June 30, 2023 as compared the same period in 2022. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $139.9 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO.
1 We are no longer excluding the revenue and cost of revenue impact associated with the inventory optimization related to the previously announced discontinuation of our first generation apparel business, the Simplification Initiatives, from Adjusted EBITDA. The impact of this change to our adjusted EBITDA for the three and six months ended June 30, 2022 is an increase to Adjusted EBITDA loss of $11.6 million.

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
Debt
On April 17, 2023, we entered into an amendment agreement to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein). See Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the amendment to the Original Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(20,085)	$(64,632)
Net cash used in investing activities	(6,997)	(16,933)
Net cash provided by financing activities	313	2,342
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(453)	(1,429)
Net decrease in cash, cash equivalents, and restricted cash	$(27,222)	$(80,652)
Operating Activities
Our largest sources of operating cash are cash payments received from customers for sales of our products. Our primary uses of cash from operating activities are for working capital, such as personnel and related expenses, inventory purchases, selling and marketing expenses, and third-party professional fees. We have generated negative operating cash flows and have supplemented working capital through net proceeds from the sale of equity securities, including proceeds from our IPO in November 2021.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including, but not limited to, stock-based compensation, depreciation and amortization of property and equipment, inventory write-downs, and changes in operating assets and liabilities during each year.
During the six months ended June 30, 2023, net cash used in operating activities was $20.1 million, which consisted of a net loss of $64.1 million, offset by a net change of $15.5 million in our operating assets and liabilities and non-cash charges of $28.6 million. The change in operating assets and liabilities was primarily due to a decrease of $16.3 million in inventory as a result of lower on-hand inventory and a decrease of $4.6 million in accounts receivable due to timing of cash received, partially offset by a decrease of $8.0 million in accounts payable due to payments made.
During the six months ended June 30, 2022, net cash used in operating activities was $64.6 million, which consisted of a net loss of $51.2 million and a net change of $(41.1) million in our operating assets and liabilities, partially offset by non-cash charges of $27.7 million. The change in operating assets and liabilities was primarily due to an increase of $27.5 million in inventory to support our growth and product expansion as well as a non-cash write-down primarily related to certain first-generation apparel products, a decrease of $18.0 million in accounts payable due to the timing of payments made, an increase of $3.8 million in other assets related to an increase in noncurrent tax receivable, a decrease of $2.1 million in prepaid and other current assets, largely due to the reclassification of a tax receivable into other assets and a write-off of apparel-related raw materials in prepaid expenses and other current assets, and a decrease in deferred revenue of $1.0 million due to timing of shipments, which were partially offset by a decrease of $5.7 million in accounts receivable due to timing of cash received and an increase of $5.6 million in other long-term liabilities primarily due to an increase in deferred rent liabilities.
Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business.
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $7.0 million and $16.9 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.3 million, primarily due to $0.2 million in net proceeds from exercises of stock options and $0.2 million from the issuance of common stock under our employee stock purchase program, partially offset by $0.1 million in taxes withheld related to employee stock awards.
Net cash provided by financing activities for the six months ended June 30, 2022 was $2.3 million, primarily due to $2.3 million in net proceeds from exercises of stock options and $0.8 million in proceeds from the issuance of common stock under our employee stock purchase plan, partially offset by $0.7 million of payments of deferred offering costs.
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
As of June 30, 2023, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $139.9 million and a revolving line of credit of up to $50.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact to our condensed consolidated financial statements.
Foreign Currency Risk
Our condensed consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. For example, fluctuating foreign currency exchange rates have impacted and may continue to impact net revenue as reported in U.S. dollars. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of June 30, 2023, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive income (loss) within stockholders' equity on the condensed consolidated balance sheets. For the three and six months ended June 30, 2023, we recorded other comprehensive loss of $0.8 million and $0.5 million, respectively, and for the three and six months ended June 30, 2022, we recorded other comprehensive loss of $3.4 million and $4.1 million, respectively, as a result of foreign currency translation adjustments.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In August 2022, as a result of external headwinds, we announced certain simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs. These initiatives focus on reducing costs related to our supply chain and selling, general, and administrative expenses. Our supply chain initiatives include reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which includes inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. Our selling, general, and administrative expense initiatives include plans to reduce corporate office space and reduce corporate headcount. In addition, we have slowed the pace of corporate new hires and backfills for departing employees, and in July 2022 we reduced our global corporate workforce by 23 employees, which represented approximately 8% of our global corporate workforce. In addition, in March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow the pace of new store openings, (iii) evaluate a transition of our international go-to-market strategy and (iv) improve cost savings and capital efficiency, including through a further reduction in global workforce in May 2023 of 21 employees, which represented approximately 9% of our global corporate workforce.
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
•optimize our store fleet and execute our vertical distribution strategy of slowing the pace of retail store openings and transitioning our international go-to-market strategy from a direct model to a distributor model;
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
We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy, a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, in 2022 we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to certain first-generation apparel products which were not purchased in sufficient quantities by our customers. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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
Our efforts to transition our international go-to-market strategy from a direct model to a distributor model may not be successful and may negatively impact our operating results and brand value.
In August 2023, we entered into a non-binding letter of intent with an unaffiliated distributor in Canada and a non-binding letter of intent with an unaffiliated distributor in South Korea. Under the distribution arrangements contemplated by these letters of intent, we anticipate that each third party will operate our existing stores and will sell products, purchased from us, through various distribution channels, including the stores and eCommerce platform, under our brand names in their particular country. Historically, we have no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors. In addition, certain aspects of these arrangements will not be directly within our control, such as the ability of these third parties to meet their projections regarding sales and to comply with their own legal and contractual obligations and to maintain good business practices in a manner that reflects positively on the Allbirds brand. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute the distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
Additionally, as part of a transition from a direct model to a distributor model in certain countries, we may incur expenses and charges, including but not limited to, those associated with employees, inventory, leases and long-lived assets.
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

Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in the fourth quarter of 2022, we determined that triggering events, primarily related to our operating cash flow losses, required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $3.3 million related to long-lived assets associated with our stores in China.
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
The Allbirds brand is integral to our business strategy and our ability to attract and engage customers. As a result, our success depends on our ability to maintain and enhance the value and reputation of the Allbirds brand. Maintaining, promoting, and positioning our brand will depend largely on the success of our design and marketing efforts, including advertising, social media, and consumer campaigns, as well as our product innovation, product quality, and sustainability initiatives. Our commitment to product innovation, quality, and sustainability and our continuing investment in design (including materials) and marketing efforts may not have the desired impact on our brand image and reputation.
We rely on social media, as one of our key marketing strategies, to have a positive impact on both our brand value and reputation. Our brand also depends on our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, vision, and values, including our status as a Delaware public benefit corporation, or PBC, and our commitment to environmental conservation and sustainability. Any actions or any public statements or social media posts about Allbirds or our products by our customers, consumers who have not yet bought our products, our current or former employees, current or former Allgood Collective Ambassadors (which is what we call the community of influencers whom we engage to help promote our brand), brand affiliates and partners, social media influencers, celebrities, or other public figures, whether authorized or not, that are contrary to our values may negatively affect consumer perception of our brand. Any incidents involving our company, our suppliers or manufacturers, our brand affiliates and partners, our Allgood Collective Ambassadors or others, or the products we sell, could erode the trust and confidence of our customers, and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls, or litigation.
Our brand and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us or formerly associated with us (including employees, Allgood Collective Ambassadors, celebrities, social media influencers, brand affiliates and partners or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if we fail to deliver innovative and high quality products, if we face or mishandle a product recall, or if we are subject to claims of “greenwashing” (e.g., if the carbon footprint of one or more of our products is alleged to be greater than what we claim, or if we fail or are alleged to have failed to achieve our sustainability goals). Our brand and reputation could also be negatively impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to product labeling and safety, marketing, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Negative publicity regarding our suppliers, manufacturers, or distributors could adversely affect our reputation and sales and could force us to identify and engage alternative suppliers, manufacturers, or distributors. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition, and results of operations.
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
We incurred full year net losses of $101.4 million, $45.4 million and $25.9 million in 2022, 2021 and 2020, respectively, and we had an accumulated deficit of $302.8 million as of June 30, 2023. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
•execute on our long-term growth strategy and strategic plans;
•invest in our relationships with third parties, including retail partners and distributors;
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
These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect or may not result in the returns we anticipate, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses beyond what we expect as a result of our cost savings initiative, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our Class A common stock could decline significantly.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our net revenue and profitability.

The market for footwear and apparel is highly competitive. Our competitors include athletic and leisure footwear companies, as well as athletic and leisure apparel companies. We also compete directly against wholesalers and direct retailers of footwear and apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical footwear, as well as against retailers specifically focused on footwear. Competition has and may in the future result in pricing pressures, reduced profit margins, lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. Many of our competitors are large apparel and/or footwear companies with strong worldwide brand recognition, while others are new market participants with low barriers to entry. Because of the fragmented nature of the industry, we also compete with other footwear and apparel sellers, including those specializing in athletic footwear and other casual footwear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers and distributors, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do.
We rely on technical and materials innovation to offer high-quality products.
Technical and materials innovation and quality control in the design and manufacturing process of our footwear and apparel is essential to the commercial success of our products. Research and development play a key role in technical and materials innovation. We rely upon specialists in the fields of materials sciences, sustainability, and related fields. While we strive to produce products that are comfortable and environmentally sustainable, if we fail to introduce technical and materials innovation in our products, then consumer demand for our products could decline and we may be unable to meet our sustainability goals, which could harm our brand and reputation, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.
Our focus on using sustainable high-quality materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our growth.
We are dedicated to prioritizing sustainable materials, which meet our quality standards, an environmentally friendly supply chain, and manufacturing processes that collectively limit our carbon footprint. As our business evolves, it may be increasingly challenging to cost-effectively secure enough sustainably sourced high-quality materials to support our growth and achieve our sustainability goals while also achieving and maintaining profitability. In addition, our ability to expand into new product categories depends in part on our ability to identify new sustainable materials that are suitable for our products. Our inability to source materials that meet our sustainability requirements and quality standards in sufficient volumes could result in slower growth, increased costs, and/or lower net profits. Additionally, as our business evolves, we may not be able to identify suppliers, manufacturers, and distributors with business practices that reflect our commitment to sustainability, which may harm our ability to expand our supply chain to meet the expected growth of our business. If any of these factors prevent us from meeting our sustainability goals or increase the carbon footprint of any of our products, then it could have an adverse effect on our brand, reputation, results of operations, and financial condition.
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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and stakeholders have focused increasingly on the environmental, social, and governance, or ESG, and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. In addition to our status as a PBC and certified B Corporation, or B Corp, we are focused on being an ESG leader in our industry. If our ESG practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), or if our ESG practices, including our periodic reporting, change or otherwise do not live up to our own values or ESG- and sustainability-related goals, then our brand, reputation, and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations and to achieve our sustainability goals. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us.
If we are unable to anticipate product trends and consumer preferences and successfully develop and introduce new products, we may not be able to maintain or increase our revenue and profits.
Our success depends on our ability to identify, originate, and define product trends within the footwear and apparel industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by consumers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, during the COVID-19 pandemic, there was a shift of consumer preferences to more casual and informal apparel and footwear as greater numbers of consumers have shifted to working remotely from home. In addition, our experience in anticipating consumer preferences in one category, such as footwear, may not help us predict or anticipate consumer preferences in other new categories, such as apparel. For example, we did not successfully anticipate customer demand and preferences in designing and launching certain of our first-generation apparel products. As a result, demand for such products failed to meet our expectations and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and discontinue the product line. During 2022, we recognized a non-cash inventory write-down in our consolidated statements of operations and comprehensive loss, primarily related to these certain first-generation apparel products. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.
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
We receive a significant number of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable economic and other terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives have become increasingly expensive and may continue to increase in cost, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.

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
Conversely, if we underestimate consumer demand for our products and fail to place sufficient orders with our manufacturers in advance, then our manufacturers may not be able to deliver products to meet our requirements and we may experience inventory shortages. Inventory shortages in our stores or third-party distribution centers could result in delayed shipments to customers, lost sales, a negative customer experience, lower brand loyalty, and damage to our reputation and customer relationships, any of which could have an adverse effect on our results of operations, financial condition, and cash flows.
As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks.
As of June 30, 2023, we operated 62 retail store locations across nine countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and may choose to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
When we open new retail stores, our ability to effectively obtain real estate to open new retail stores, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we have sought to and may again seek to downsize, consolidate, reposition, or close some of our retail stores, which may require modification of various contracts, including an existing lease. We generally cannot cancel these leases at our option. For example, due to the COVID-19 pandemic, across all of 2020, our stores were closed for approximately 20% of the total number of days we expected to operate. During this period, our stores were not generating any revenue, but we were generally required to continue paying rent. Similarly, if an existing or new store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may also be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores or efficiently manage any retail store closure process, could have an adverse effect on our results of operations and financial condition.
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
As of June 30, 2023, we had approximately 730 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
We have significant exposure to changes in domestic and international laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements, and payroll taxes, which could have a direct impact on our operating costs. These laws change frequently, exist at multiple levels with respect to a single physical location (e.g., federal, state, and local) and may be difficult to interpret and apply. For example, we may incur employee-related costs to comply with relevant laws associated with a transition from a direct model to a distributor model for certain markets.
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
Our ability to successfully open and operate new stores depends on many factors, including, among others, our ability to:
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
In addition, customer complaints or negative publicity related to our website, mobile app, products, product delivery times, customer data handling, marketing efforts, security practices, customer support, especially on blogs and social media websites or customer responses to the actions of our vendors or distributors, could diminish customer loyalty and community engagement and harm our brand and business.
If we grow at a rapid pace, we may be unable to effectively manage our growth and the increased complexity of our business and, as a result, our brand, business, and financial performance may suffer.
We have expanded our operations rapidly since our inception in 2015, and our full year net revenue has increased from $126.0 million in 2018 to $297.8 million in 2022. If our operations grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions (or invest in distribution partners’ operations in lieu of or in addition to retail stores operated by us), upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses, such as our expansion of sales outside of the United States, which require substantial cash investments and management attention. We expect to continue to evaluate the number and geographic reach of our retail stores in the short- and mid-term and invest in a strategic manner, including in connection with our strategic transformation plan to slow the pace of store openings in the U.S. and transition our international go-to-market strategy to a distributor model. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.

In 2020, we began making our carbon footprint calculations available for our products. In 2021, we announced a highly ambitious sustainability strategy in service of our aim to help to reverse climate change through better business. Our sustainability strategy has three strategic priorities: (1) Regenerative Agriculture, (2) Renewable Materials, and (3) Responsible Energy. These priorities are underpinned by 10 targets, which we intend to achieve by the end of 2025, or the 2025 Targets. In addition, we have announced a goal to reduce our per-unit carbon emissions to less than 1 kg of carbon dioxide equivalent emissions by 2030, or the 2030 Goal. We are aligning our ESG disclosures with the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosure frameworks, and we anticipate continuing to make ESG disclosures.
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
The SPO Framework, which consists of ESG criteria that we have satisfied or that we intend to satisfy, was originally described more fully in the section titled “The Sustainability Principles and Objectives Framework” in our final prospectus filed with the U.S. Securities and Exchange Commission, or the SEC, on November 4, 2021 pursuant to Rule 424(b)(4). This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework may result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. We may also change the frequency and manner of reporting our progress against the SPO Framework. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we committed publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.
Our future success is substantially dependent on the continued service of our co-founders, including our Chief Executive Officer, as well as other senior management, and our ability to attract and retain talent.
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
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as our past incentive or as the current incentives offered by our competitors. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. For example, as we expand into new geographies, including hiring of remote employees, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market as the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.
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
We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. In addition, third-party distributors may utilize their own information technology systems and other infrastructure of as we transition to a distributor model in certain countries outside of the United States. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to a variety of interruptions or outages, including those caused by damage, disruptions, slowdowns, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.
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
If we, our distributors, or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, sensitive information, consumers may become unwilling to provide us the information necessary to make purchases on our website. Existing customers may also decrease or stop their purchases altogether. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.
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
We are subject to federal, state, or foreign laws and regulations as well as our contractual obligations and industry requirements relating to privacy, data protection, and customer protection; the expansion of current or the enactment of new laws and regulations relating to privacy, data protection, and customer protection, or failure to comply with those laws or obligations, whether or not inadvertent, could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to Other Legal, Regulatory, and Taxation Matters
Government regulation of the internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations, whether or not inadvertent, could substantially harm our business, financial condition, and results of operations.
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
Certain of our foreign revenue is denominated in currencies of the countries and territories where we sell our products outside of the United States. Similarly, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into long-term contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar have affected and may in the future continue to affect our net revenue and results of operations. For example, in 2022, our full year net revenue and results of operations were negatively impacted by approximately $8.0 million from unfavorable foreign exchange rates due to the strengthening U.S. dollar in certain international markets. As a result of such foreign currency exchange rate fluctuations, it has been and may continue to be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments
Existing and potential tariffs imposed by the United States or other governments or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition and results of operations; new trade restrictions could prevent us from importing or selling our products profitably.
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
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions and maintaining our intercompany arrangements, or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
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

We are currently and may again in the future be subject to claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, and copyright infringement, challenging trademarks, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business or our sustainability and ESG practices, statements, and goals. For example, on April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits alleging that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. These two cases are captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO (N.D. Cal.); Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO (N.D. Cal.). On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. We intend to vigorously defend against these lawsuits. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customers and our brand image.
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
As a PBC, our board of directors has a duty to balance (1) the pecuniary interest of our stockholders, (2) the best interests of those materially affected by our conduct, and (3) the specific public benefit of environmental conservation identified in our certificate of incorporation. While we believe our public benefit designation and obligations will benefit our stockholders, in balancing these interests our board of directors may authorize and we may take actions that we believe will benefit environmental conservation or some or all of our stakeholders, even if those actions do not maximize our short- or medium-term financial results. While we believe that this designation and obligation will benefit the company given the importance to our long-term success of our commitment to environmental conservation, it could cause our board of directors to make decisions and take actions not in keeping with the short-term or more narrow interests of our stockholders. Any longer-term benefits that are intended by or expected from such decisions or actions may not materialize within the timeframe we expect or at all and such decisions or actions may have an immediate negative effect. For example, we may choose to revise our policies in ways that we believe will further promote environmental conservation and sustainability, even though such changes may be costly; we may take actions, such as building or contracting with suppliers and service providers who have state-of-the-art manufacturing and distribution facilities with technology and quality control mechanisms that exceed the applicable legal requirements and industry standards, even though these actions may be more costly than other alternatives; we may be influenced to pursue programs and opportunities to demonstrate our commitments to our planet, the environment and the communities in which we live and work; or in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including our flock, our suppliers, vendors, manufacturers, and distributors, and our customers, any or all of whose interests may be different from the interests of our stockholders.
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
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. For example, on April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits alleging that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, by making materially false and/or misleading statements about our business, operations and prospects. These two cases are captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO (N.D. Cal.); Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO (N.D. Cal.). On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. We intend to vigorously defend against these lawsuits. This specific litigation and any similar such litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
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
In addition, as of June 30, 2023, we had stock options outstanding that, if fully exercised, would result in the issuance of 10,851,326 shares of Class B common stock and 4,425,291 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 16,494,255 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 5,359,971 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of June 30, 2023, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Mr. Zwillinger, our co-founder and Chief Executive Officer, and Mr. Brown, our co-founder and Chief Innovation Officer, our directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
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
We may issue additional equity securities to raise capital, to make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options, or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

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
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.2	November 5, 2021
10.1	Second Amendment to Credit Agreement, dated as of April 17, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	001-40963	10.1	April 19, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL and contained in Exhibits 101

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

ALLBIRDS, INC.

Date: August 8, 2023	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)