Form 10-Q
period 2023-09-30
Allbirds, Inc.
filed 2023-11-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2023, the number of shares of the registrant’s Class A common stock outstanding was 100,303,748 and the number of shares of the registrant’s Class B common stock outstanding was 52,547,761.

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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our X account (@allbirds), our LinkedIn account (linkedin.com/company/allbirds), and our Facebook page (@weareallbirds). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we
i

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
•As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks; additionally, we may be unable to successfully open new store locations in existing or new geographies in a timely manner, if at all, or successfully implement and expand our third-party distribution and retail arrangements, which could harm our results of operations.

•Our business depends on our ability to maintain a strong community of engaged customers, including through the use of social media. We may be unable to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, or otherwise fail to meet our customers’ expectations.
•Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.
•We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.
•We are subject to risks related to our commitment to certain ESG criteria, including the SPO Framework.
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
•If we fail to satisfy all applicable requirements of Nasdaq (including minimum closing bid price requirements), our Class A common stock could be delisted. which could adversely affect the market liquidity of our Class A common stock and cause the market price of our Class A common stock to decrease further.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$132,483	$167,136
Accounts receivable	5,321	9,206
Inventory	79,933	116,796
Prepaid expenses and other current assets	18,012	15,796
Total current assets	235,749	308,934

Property and equipment—net	48,101	54,340
Operating lease right-of-use assets	89,586	91,232
Other assets	6,616	7,858
Total assets	$380,052	$462,364

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$12,580	$12,245
Accrued expenses and other current liabilities	20,148	23,448
Current lease liabilities	14,582	10,263
Deferred revenue	3,934	4,057
Total current liabilities	51,244	50,012

Noncurrent liabilities:
Noncurrent lease liabilities	92,420	95,583
Other long-term liabilities	9	—
Total noncurrent liabilities	92,429	95,583
Total liabilities	$143,673	$145,595

Commitments and contingencies (Note 16)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 99,999,316 and 96,768,745 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 52,547,761 and 53,137,729 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	575,833	559,106
Accumulated other comprehensive loss	(5,049)	(3,611)
Accumulated deficit	(334,420)	(238,741)
Total stockholders’ equity	236,379	316,769

Total liabilities and stockholders’ equity	$380,052	$462,364
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$57,244	$72,651	$182,075	$213,588
Cost of revenue	32,351	40,120	105,218	120,263
Gross profit	24,893	32,531	76,857	93,325
Operating expense:
Selling, general, and administrative expense	43,545	44,644	132,516	125,106
Marketing expense	10,176	12,654	34,192	42,294
Restructuring expense	1,234	747	5,514	747
Total operating expense	54,955	58,045	172,222	168,147
Loss from operations	(30,062)	(25,514)	(95,365)	(74,822)
Loss from sales of businesses	(2,346)	—	(2,346)	—
Interest income (expense)	1,120	(35)	2,961	(107)
Other (expense) income	(153)	155	(298)	393
Loss before provision for income taxes	(31,441)	(25,394)	(95,048)	(74,536)
Income tax (provision) benefit	(134)	153	(631)	(1,953)
Net loss	$(31,575)	$(25,241)	$(95,679)	$(76,489)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.17)	$(0.63)	$(0.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	152,103,817	149,267,269	151,005,080	148,481,459

Other comprehensive loss:
Foreign currency translation loss	(906)	(3,690)	(1,438)	(7,763)
Total comprehensive loss	$(32,481)	$(28,931)	$(97,117)	$(84,252)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2022	94,397,696	$9	54,467,089	$6	$546,346	$(3,407)	$(188,634)	$354,320
Exercise of stock options	—	—	121,576	—	323	—	—	323
Exercise of common stock warrants, net of shares withheld for exercise	—	—	3,750	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—		—	—	—
Vesting of restricted stock units	364,914	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539
Conversion of Class B shares into Class A common stock	1,454,686	1	(1,454,686)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	6,125	—	—	6,125
Comprehensive loss	—	—	—	—	—	(3,690)	—	(3,690)
Net loss	—	—	—	—	—	—	(25,241)	(25,241)
BALANCE - September 30, 2022	96,217,296	$10	53,137,729	$5	$553,333	$(7,097)	$(213,876)	$332,375

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2023	98,818,595	$10	52,547,761	$5	$570,818	$(4,143)	$(302,844)	$263,846
Exercise of stock options	—	—	405,986	—	78	—	—	78
Vesting of restricted stock units	774,735	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	405,986	—	(405,986)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,938	—	—	4,938
Comprehensive loss	—	—	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	—	—	(31,575)	(31,575)
BALANCE - September 30, 2023	99,999,316	$10	52,547,761	$5	$575,833	$(5,049)	$(334,420)	$236,379
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004
Exercise of stock options	—	—	1,734,516	—	2,586	—	—	2,586
Exercise of common stock warrants, net of shares withheld for exercise	—	—	25,717	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843	—	—	843
Vesting of restricted stock units	367,414	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539
Issuance of common stock under employee stock purchase plan	171,926	—	—	—	823	—	—	823
Conversion of Class B shares into Class A common stock	46,661,445	5	(46,661,445)	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	14,833	—	—	14,833
Comprehensive loss	—	—	—	—	—	(7,763)	—	(7,763)
Net loss	—	—	—	—	—	—	(76,489)	(76,489)
BALANCE - September 30, 2022	96,217,296	$10	53,137,729	$5	$553,333	$(7,097)	$(213,876)	$332,375

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	719,579	—	156	—	—	156
Vesting of restricted stock units	1,690,736	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	230,288				233			233
Conversion of Class B shares into Class A common stock	1,309,547	—	(1,309,547)	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,339	—	—	16,339
Comprehensive loss	—	—	—	—	—	(1,438)	—	(1,438)
Net loss	—	—	—	—	—	—	(95,679)	(95,679)
BALANCE - September 30, 2023	99,999,316	$10	52,547,761	$5	$575,833	$(5,049)	$(334,420)	$236,379
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(95,679)	$(76,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,142	11,129
Amortization of debt issuance costs	37	37
Stock-based compensation	15,662	14,785
Inventory write-down	9,149	12,675
Realized loss on equity investment	84	—
Loss from sales of businesses	2,376	—
Changes in assets and liabilities:
Accounts receivable	3,799	1,563
Inventory	23,090	(34,890)
Prepaid expenses and other current assets	750	(1,939)
Operating lease right-of-use assets and current and noncurrent lease liabilities	2,919	—
Other assets	—	(3,839)
Accounts payable and accrued expenses	(2,783)	(12,054)
Other long-term liabilities	9	7,674
Deferred revenue	(53)	(810)
Net cash used in operating activities	(25,498)	(82,158)

Cash flows from investing activities:
Purchase of property and equipment	(9,657)	(24,957)
Changes in security deposits	758	(610)
Proceeds from equity investment	166	—
Net cash used in investing activities	(8,733)	(25,567)

Cash flows from financing activities:
Proceeds from the exercise of stock options	516	2,738
Taxes withheld and paid on employee stock awards	(359)	(152)
Proceeds from issuance of common stock under the employee stock purchase plan	233	823
Repayment of non-recourse promissory note	—	539
Payments of deferred offering costs	—	(744)
Net cash provided by financing activities	390	3,204

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(804)	(2,698)
Net decrease in cash, cash equivalents, and restricted cash	(34,645)	(107,219)
Cash, cash equivalents, and restricted cash—beginning of period	167,767	288,576
Cash, cash equivalents, and restricted cash—end of period	$133,122	$181,357

Supplemental disclosures of cash flow information:
Cash paid for interest	$86	$63
Cash paid for taxes	$1,477	$1,366
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$30	$1,299
Non-cash exercise of common stock warrants	$—	$35
Stock-based compensation included in capitalized internal-use software	$677	$892

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$132,483	$180,727
Restricted cash included in prepaid expenses and other current assets	639	630
Total cash, cash equivalents, and restricted cash	$133,122	$181,357
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Distributor Transition
In September 2023, we entered into agreements appointing exclusive distributors in South Korea and Canada. Under the distribution arrangements, each third-party distributor operates our existing websites and retail stores and sells products, purchased from us, through various distribution channels, including the stores and eCommerce platform, under our brand names in their respective country.
As part of the appointment, we entered into an asset purchase agreement with each distributor for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, respectively. Refer to Note 3, Business Combinations and Dispositions, for further details.
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
Certain prior period reclassifications have been made in the condensed consolidated statements of operations and comprehensive loss to conform to the current period presentation. Specifically, for the three and nine months ended September 30, 2022, $0.7 million of selling, general and administrative expense was reclassified to restructuring expense in the condensed consolidated statements of operations and comprehensive loss. Such reclassification had no impact to our previously reported condensed consolidated balance sheet or condensed consolidated statement of cash flows.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, geopolitical conflicts, and the COVID-19 pandemic, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
As of the date of issuance of the financial statements we are not aware of any specific event or circumstance related to the aforementioned macroeconomic events that would require us to update our estimates or judgments or adjust the carrying value of our assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Prior to May 4, 2023, our CODMs were our co-Chief Executive Officers. On May 4, 2023, Timothy Brown, transitioned from his co-Chief Executive Officer role to Chief Innovation Officer, a non-executive role, and Joseph Zwillinger, our other co-Chief Executive Officer, was appointed our Chief Executive Officer. As a result, we performed an evaluation to determine our CODM. We determined that Joseph Zwillinger, Chief Executive Officer, was our CODM after May 4, 2023 and as of September 30, 2023.
We operate in one operating segment and one reportable segment, as the CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. There was no change in our operating or reportable segments as a result of the change in CODM during the second quarter of 2023.
Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income or expense on the condensed consolidated statements of operations and comprehensive loss.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
products. Restricted cash is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables were $2.3 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively. Credit card receivables were $2.1 million as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, we recorded an inventory reserve to reduce the value of our inventory by $11.4 million and $8.3 million, respectively, within inventory on the condensed consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the year based on the results of physical inventory counts and donations, we recorded $1.1 million and $9.1 million as costs of revenue for the three and nine months ended September 30, 2023 and $2.7 million and $14.3 million for the three and nine months ended September 30, 2022, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and wholesale customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three and nine months ended September 30, 2023, we recognized $1.0 million and $3.0 million of revenue, respectively, that was deferred as of December 31, 2022, and for the three and nine months ended September 30, 2022, we recognized $1.0 million and $3.1 million, respectively, of revenue that was deferred as of December 31, 2021. As of September 30, 2023 and December 31, 2022, we had $0.4 million in cash collections of purchases via our digital channel which had not yet shipped, and $3.5 million and $3.6 million, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. We had deferred revenue balances of $3.9 million and $3.4 million as of September 30, 2023 and September 30, 2022, respectively. The amounts as of September 30, 2023 are expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of September 30, 2023 and December 31, 2022 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and nine months ended September 30, 2023 and 2022. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and wholesale channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$43,671	$56,083	$135,555	$164,229
International	13,573	16,568	46,520	49,359
Total net revenue	$57,244	$72,651	$182,075	$213,588

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 9, Fair Value Measurements.
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
There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material. We determined that a non-cash impairment charge was not necessary in the quarter ended September 30, 2023, based on our future cash flow estimates versus the net carrying value of our long-lived assets.
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss.
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of June 30, 2023	$89	$353
Charges	1,230	4
Cash Payments	(382)	(357)
Balance as of September 30, 2023	$937	$—

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2022	$—	$—
Charges	5,158	357
Cash Payments	(4,221)	(357)
Balance as of September 30, 2023	$937	$—
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the nine months ended September 30, 2023.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the nine months ended September 30, 2023.
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
3.Business Combinations and Dispositions
Dispositions
In September 2023, as part of our strategic transformation plan announced in March 2023, we sold our South Korean and Canadian businesses to unrelated third-parties. These sales did not qualify for accounting as discontinued operations under ASC 205, Presentation of Financial Statements.
South Korea
On September 5, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our South Korean subsidiary, Allbirds Korea LLC. The net assets sold primarily included inventory and property and equipment related to our retail store lease, offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid consideration of $1.6 million, payable in three separate installments, first commencing within 60 days of the date of the sale and ending on March 31, 2024, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $1.9 million, resulting in a loss of $0.3 million, which was recorded in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023.
Canada
On September 19, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Canadian subsidiary, Allbirds Canada, ULC. The net assets sold primarily include inventory and property and equipment related to our retail store leases, offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid a total consideration of $1.3 million, payable in four separate installments, commencing on November 15, 2023 and ending on March 15, 2024, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $3.3 million, resulting in a loss of $2.0 million, which was recorded in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023.
Assets Held for Sale
As of September 30, 2023, we have not identified any property, equipment, and lease assets and liabilities that meet the criteria to be classified as “held for sale” under ASC 360, Property, Plant, and Equipment.
4.Inventory
Inventory consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$91,371	$125,065
Reserve to reduce inventories to net realizable value	(11,438)	(8,269)
Total inventory	$79,933	$116,796

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.Property and Equipment - Net
Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$39,830	$40,305
Furniture and fixtures	23,832	23,988
Internal-use software	28,110	23,393
Machinery and equipment	939	884
Computers and equipment	2,690	1,937
Total property and equipment - gross	95,401	90,507
Less: accumulated depreciation and amortization	(47,300)	(36,167)
Total property and equipment - net	$48,101	$54,340
Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $5.2 million and $15.3 million, respectively, and for three and nine months ended September 30, 2022 was $4.1 million and $11.2 million, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid expenses	$4,910	$6,283
Inventory returns receivable	714	1,090
Security deposits	499	463
Taxes receivable	7,304	6,420
Other receivables	3,946	908
Restricted cash	639	632
Total prepaid expenses and other current assets	$18,012	$15,796
7.Other Assets
Other assets consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Investment in equity securities	$2,000	$2,250
Security deposits	3,501	4,417
Intangible assets	94	133
Debt issuance costs	20	57
Deferred tax assets	1,001	1,001
Total other assets	$6,616	$7,858
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and nine months ended September 30, 2023.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. In April 2023, Noho ESG was dissolved. In accordance with the provisions of the SAFE, we were entitled to receive the entire amount of our investment. However, as a result of a shortfall of assets, we received a pro rata share of remaining assets, which included approximately $0.2 million in cash and rights to their intellectual property. Therefore, we recorded a realized loss on our investment of $0.1 million for the nine months ended September 30, 2023.
Definite-lived Intangible Assets
Intangible assets include intellectual property purchased from West Harbor Technologies, LLC (“West Harbor”) for $1.3 million, including transaction costs of $0.1 million, in January 2020. The intangible asset had an estimated useful life of 3 years, and was fully amortized as of March 31, 2023. We recorded amortization charges of $0.0 million for the three and nine months ended September 30, 2023, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, which are recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Sales-refund reserve	$2,485	$4,534
Taxes payable	2,260	3,336
Employee-related liabilities	6,196	2,624
Accrued expenses	9,207	12,954
Total accrued expenses and other current liabilities	$20,148	$23,448

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 and represent Level 1 assets on the fair value hierarchy.
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of September 30, 2023. We had no liabilities measured at fair value as of September 30, 2023.

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and nine months ended September 30, 2023 and 2022, there were no observable price changes or impairments for our NFW investment. We recognized a $0.1 million loss for our investment in Noho ESG during the nine months ended September 30, 2023, as described in Note 7. The carrying values of our investments were $2.0 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively.
10.Long-Term Debt
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
As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement.
11.Stockholders’ Equity
As of September 30, 2023 and December 31, 2022, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.
Preferred Stock
As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of September 30, 2023 and December 31, 2022, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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
Shares of common stock reserved for future issuance as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
2015 Equity Incentive Plan:
Options issued and outstanding	9,525,973	12,700,367
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	5,217,123	2,687,819
Restricted stock units outstanding	11,442,464	4,788,964
Performance stock units outstanding	525,108	787,660
Shares available for future grants	13,291,122	13,236,891
2021 Employee Stock Purchase Plan:
Shares available for future grants	5,359,971	4,091,248
Total shares of common stock reserved for future issuance	45,361,761	38,292,949
12.Warrants
Common Stock Warrants
Through 2020, we issued warrants to purchase common stock to various third parties. The warrants were exercised in full in August 2022, and therefore, there were no common stock warrants outstanding as of September 30, 2023 and December 31, 2022. We recorded $0.0 million and $1.0 million of common stock warrant expense for the three and nine months ended September 30, 2022.
The following table is a summary of warrant activity for the three and nine months ended September 30, 2022:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Date of issuance	July 2018
Outstanding at June 30, 2022	5,114
Exercised during the three months ended September 30, 2022	5,114
Outstanding at September 30, 2022	—

Date of issuance	July 2018
Outstanding at December 31, 2021	30,684
Exercised during the nine months ended September 30, 2022	30,684
Outstanding at September 30, 2022	—
13.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of September 30, 2023, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
14.Stock-Based Compensation
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2022 and September 30, 2023, and changes during the nine month period ended September 30, 2023, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	15,388,186	$3.71	6.43	$6,101
Granted	2,638,982	1.39
Exercised	(719,579)	1.75		948
Forfeited	(1,080,938)	3.83
Cancelled	(1,483,555)	4.30
Outstanding at September 30, 2023	14,743,096	3.38	6.36	1,878
Vested and exercisable at September 30, 2023	9,122,606	3.61	4.82	1,878
The weighted-average fair value of options granted during the three and nine months ended September 30, 2023 was $0.66 and $0.63, respectively, and for the three and nine months ended September 30, 2022 was $1.80 and $2.69, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three and nine months ended September 30, 2023 and 2022, for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.29%	2.86%	3.77%	2.78%
Dividend yield	—	—	—	—
Volatility	43.12%	43.42%	42.43%	47.28%
Expected lives (in years)	6.13	6.13	6.04	5.92
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
RSU activity during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	4,788,964	$4.86
Granted	10,308,183	1.65
Vested	(1,690,736)	4.16
Forfeited	(1,963,947)	3.92
Unvested at September 30, 2023	11,442,464	$2.23
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
$0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity during the nine months ended September 30, 2023 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	787,660	$5.11
Granted	—	—
Vested	—	—
Forfeited	(262,552)	$4.77
Unvested at September 30, 2023	525,108	$5.29
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation, net of amounts capitalized	$4,690	$5,793	15,662	13,942
Capitalized stock-based compensation	248	333	677	892
Total stock-based compensation	$4,938	$6,126	$16,339	$14,834
As of September 30, 2023, there was approximately $9.2 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.91 years. There was approximately $22.0 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.53 years. There was approximately $1.4 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.67 years.
15.Income Taxes
Income tax provision (benefit) was $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and was ($0.2) million and $2.0 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 0.4% and 0.7%, respectively, and was (0.6)% and 2.6% for the three and nine months ended September 30, 2022, respectively. The changes in expense for income taxes and effective tax rate is primarily due to mix of income by geography.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of September 30, 2023, we are subject to examination by various tax authorities for 2016 through 2022. During the three and nine months ended September 30, 2023, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of September 30, 2023, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint on November 3, 2023. We intend to vigorously defend against this lawsuit.
On October 3, 2023, we and certain of our executive officers and directors were named as defendants in a shareholder derivative suit, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action. We intend to vigorously defend against these lawsuits.
17.Leases
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for lease term and discount rate)	2023	2022	2023	2022
Operating lease costs	$4,666	$4,397	$13,884	$11,945
Variable lease costs	56	55	168	169
Short-term lease costs	3	187	73	444
Sublease income	(57)	—	(110)	—
Total lease costs	$4,668	$4,639	$14,015	$12,558

			September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)			7.29	3.97
Weighted-average discount rate			5.55%	4.32%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,246	$3,850	$10,371	$10,207
Right-of-use assets obtained in exchange for new operating lease liabilities	24	8,201	8,480	33,514
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of September 30, 2023, are as follows:

(in thousands)	Operating Lease Payments (1)
Fiscal year ended December 31,
2023	$5,069
2024	19,755
2025	19,558
2026	18,088
2027 and after	69,983
Total undiscounted operating lease payments	$132,453
Less: imputed discount	25,450
Total operating lease liabilities	$107,002
___________
(1) 2023 amounts as shown above are net of cash inflows for tenant improvement allowances expected to be received during the year.
18.Net Loss Per Share
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(31,575)	$(25,241)	$(95,679)	$(76,489)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	152,103,817	149,267,269	151,005,080	148,481,459
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.17)	$(0.63)	$(0.52)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	September 30, 2023	September 30, 2022
Outstanding stock options	14,743,096	15,590,268
Common stock warrants	—	0
2021 ESPP	43,692	53,803
RSUs	11,442,464	5,081,676
PSUs	525,108	787,660
Total anti-dilutive securities	26,754,360	21,513,407
19.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and nine months ended September 30, 2023 and 2022. We made $0.3 million and $1.1 million in matching contributions for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. We have no intention to terminate the plan.
20.Subsequent Events
We have evaluated events occurring through November 8, 2023, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue through a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 60 stores as of September 30, 2023. In addition to our direct business, we selectively partner with third-parties, including wholesalers and distributors, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us as well as our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Recent Financial Performance
•Net revenue decreased by 21.2% and 14.8% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.
•Gross margin was 43.5% and 42.2% for the three and nine months ended September 30, 2023, respectively, as compared to 44.8% and 43.7% for the same periods in 2022.
•We reported net losses of $31.6 million and $95.7 million for the three and nine months ended September 30, 2023, respectively, as compared to $25.2 million and $76.5 million for the same periods in 2022.
•We reported adjusted EBITDA losses of $19.0 million and $58.9 million for the three and nine months ended September 30, 2023, respectively, as compared to losses of $14.8 million and $47.9 million for the same periods in 20221.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below
1 We are no longer excluding the revenue and cost of revenue impact associated with the inventory optimization related to the previously announced discontinuation of our first generation apparel business, the Simplification Initiatives, from Adjusted EBITDA. The impact of this change to our adjusted EBITDA for the three and nine months ended September 30, 2022 is an increase to Adjusted EBITDA loss of $11.6 million.

for the definition of adjusted EBITDA, as well as a reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures.
Recent Developments
Distributor Transition
In September 2023, we entered into agreements appointing exclusive distributors in South Korea and Canada. These distributors oversee the distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us.
As part of their appointment, we entered into an asset purchase agreement with each distributor for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, respectively.
The distributor model in these regions will result in a reduction to revenue and gross profit in the near term, because the selling price to distributors will be below the full price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
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
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party distribution channels. Store optimization will include slowing the pace of new store openings and investing in corporate and retail store talent and store marketing. As of July 2023, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. In September 2023, we signed distribution agreements with South Korean distributor and a Canadian distributor with respect to each particular country, and we are continuing to evaluate our international go-to-market strategy. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect would have impacts to both our short and long term results of operations. Subsequent to the close of the third quarter, Allbirds entered into a non-binding letter of intent with a distributor partner in Japan and a non-binding letter of intent with a distributor partner in Australia/ New Zealand. The distribution arrangements contemplated by these letters of intent are expected to be finalized in mid-2024. The Australia/New Zealand letter of intent is subject to the completion of an employee consultation process in New Zealand.
Our cost savings and capital efficiency initiatives build upon cost and cash optimization work that we began in 2022, including a further reduction in global corporate workforce of approximately 9% in May 2023. This also includes plans to fully transition to a new footwear manufacturing partner by the end of 2023, which will potentially accelerate cost of revenue, selling, general, and administrative expense, and cash optimization savings over the next three years.

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
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to evaluate our go-to-market strategy, both in the U.S. and internationally, and invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. We also partner with select third parties to distribute our products on a limited basis in our effort to reach more consumers and build brand awareness.
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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of medium to long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our growing customer base while also growing revenue. We expect net revenue and gross margin to benefit from a higher mix of sales through our physical retail channel, due to a lower return rate and decreased shipping costs.
Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition, as store traffic has not fully recovered to pre-pandemic levels. These optimization efforts may include a combination of efforts, including evaluating the number of new store openings and slowing the pace of new retail store openings, closing existing stores, investing in store marketing, expanding our third-party partnerships, and exploring the use of third-party distributors in certain international markets, such as the distribution agreements entered into in September 2023 with distributors in Canada and South Korea, and the additional distribution agreements we expect to enter into in other international markets.

Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
United States	19	23	27	32	38	42	42	44	45
International[2]	12	12	12	14	13	16	17	18	15
Total stores	31	35	39	46	51	58	59	62	60
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
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational and capital efficiency and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. We believe our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, helps put us on a path of achieving profitable growth in the future. We will continue to make similar investments in developing relationships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Macroeconomic Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust has contributed to significant demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry. However, changes in macro-level consumer spending trends, including as a result of increases in inflation and interest rates, liquidity concerns at, and failures of, banks and other financial institutions, the strengthening of the U.S. dollar in relation to foreign currencies, geopolitical conflicts, and the COVID-19 pandemic or future public health crises, could result in fluctuations in our results of operations. For example, during 2022 and 2023, we utilized promotions to compete in a highly promotional environment and to drive sales. We expect to continue utilizing promotions, which may negatively impact our gross profit in the near term.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with a larger percentage of our sales occurring during the end-of-year holiday period that typically falls within our fourth quarter. For example, we generated approximately 28% and 35% of our full year net revenue during the fourth quarters of 2022 and 2021, respectively.
2 In the third quarter of 2022, we opened two new international stores and had three store leases expire, resulting in a net reduction of one international store. In the third quarter of 2023, we transitioned the operations of two stores in Canada and one store in South Korea to unrelated third-party distributors, resulting in a reduction of three international stores.

Current Economic Conditions
We continue to monitor and respond to evolving developments regarding recent macroeconomic events including elevated inflation, the U.S. Federal Reserve raising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, the COVID-19 pandemic, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products” in Part II, Item 1A. Risk Factors, for further details.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party wholesalers and distributors. As of September 30, 2023, the majority of our sales are through our digital channels and leased retail stores. Net revenue consists of sales of our products and shipping revenue, net of allowances for returns, discounts, and any taxes collected from customers. Revenue is recognized when we satisfy our performance obligations by transferring control of the promised goods to the customer. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect recent soft sales trends to continue into the remainder of 2023, contributing to an overall decrease in net revenue from 2022.
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
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell, the geographies and channels through which we sell our products, price increases or decreases, the innovation initiatives we undertake in each product category, cost drivers, such as commodity prices, transportation rates, manufacturing costs, and inventory write-downs or write-offs, among other factors. We expect that the combination of our strategy and growth initiatives in 2023 will result in a stronger gross margin profile in 2024 and beyond.
Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense (“SG&A expense”), consists of salaries, stock-based compensation, benefits, payroll taxes, bonuses, and other related costs, which we refer to as personnel and related expenses (including for retail employees), as well as third-party consulting and contractor expenses, including non-employee stock-based compensation. Selling, general, and administrative expense also includes fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization expense, software costs, third-party professional fees, public company operating costs, and costs related to other administrative functions. During 2022 and 2023, we reduced our global corporate workforce by 8% and 9%, respectively, and subleased two of our corporate offices in the United States as part of an effort to streamline workflows and lower operating cost, as well as executing on certain other cost control actions, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization, as announced in March 2023, to reduce costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions. Inclusive of these cost control actions, we still expect total SG&A expense to increase for the remainder of 2023.
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
Loss from Sales of Businesses
Loss from sales of businesses consists of losses associated with the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, respectively, in September 2023, based on the difference between the net book value of assets and liabilities sold against the consideration received.
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
Income Tax (Provision) Benefit
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, Vietnam, China, and Hong Kong, as of September 30, 2023.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$57,244	$72,651	$182,075	$213,588
Cost of revenue	32,351	40,120	105,218	120,263
Gross profit	24,893	32,531	76,857	93,325
Operating expense:
Selling, general, and administrative expense(1)(2)	43,545	44,644	132,516	125,106
Marketing expense	10,176	12,654	34,192	42,294
Restructuring expense	1,234	747	5,514	747
Total operating expense	54,955	58,045	172,222	168,147
Loss from operations	(30,062)	(25,514)	(95,365)	(74,822)
Loss from sales of businesses	(2,346)	—	(2,346)	—
Interest income (expense)	1,120	(35)	2,961	(107)
Other (expense) income	(153)	155	(298)	393
Loss before provision for income taxes	(31,441)	(25,394)	(95,048)	(74,536)
Income tax (provision) benefit	(134)	153	(631)	(1,953)
Net loss	$(31,575)	$(25,241)	$(95,679)	$(76,489)

Other comprehensive loss:
Foreign currency translation loss	(906)	(3,690)	(1,438)	(7,763)
Total comprehensive loss	$(32,481)	$(28,931)	$(97,117)	$(84,252)
________________
(1)Includes stock-based compensation expense of $4.7 million and $15.7 million for the three and nine months ended September 30, 2023, respectively, and $5.8 million and $13.9 million for the three and nine months ended September 30, 2022, respectively.
(2)Includes depreciation and amortization expense of $5.2 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, and $4.1 million and $11.2 million for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.5%	55.2%	57.8%	56.3%
Gross profit	43.5%	44.8%	42.2%	43.7%
Operating expense:
Selling, general, and administrative expense	76.1%	61.4%	72.8%	58.6%
Marketing expense	17.8%	17.4%	18.8%	19.8%
Restructuring expense	2.2%	1.0%	3.0%	0.3%
Total operating expense	96.0%	79.9%	94.6%	78.7%
Loss from operations	(52.5)%	(35.1)%	(52.4)%	(35.0)%
Loss from sales of businesses	(4.1)%	—%	(1.3)%	—%
Interest income (expense)	2.0%	0.0%	1.6%	(0.1)%
Other (expense) income	(0.3)%	0.2%	(0.2)%	0.2%
Loss before provision for income taxes	(54.9)%	(35.0)%	(52.2)%	(34.9)%
Income tax (provision) benefit	(0.2)%	0.2%	(0.3)%	(0.9)%
Net loss	(55.2)%	(34.7)%	(52.5)%	(35.8)%

Other comprehensive loss:
Foreign currency translation loss	(1.6)%	(5.1)%	(0.8)%	(3.6)%
Total comprehensive loss	(56.7)%	(39.8)%	(53.3)%	(39.4)%

Comparison of the Three Months Ended September 30, 2023 and 2022
Net Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$57,244	$72,651	$(15,407)	(21.2)%
Net revenue decreased by $15.4 million, or 21.2%, for the three months ended September 30, 2023 as compared to the same period in 2022. Our sales decrease was primarily driven by a decrease in average selling price, driven by promotional activity, and a decrease in the number of units sold, partially offset by the benefit of foreign exchange rates. In addition, net revenue in the third quarter of 2023 was negatively impacted by an estimated $0.8 million as a result of the transition from a direct selling model to a distributor model in South Korea and Canada in September 2023. We expect these net revenue trends to continue for the remainder of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$32,351	$40,120	$(7,769)	(19.4)%
Gross profit	24,893	32,531	(7,638)	(23.5)%
Gross margin	43.5%	44.8%
Cost of revenue decreased by $7.8 million, or 19.4%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by the decrease in units sold, a decrease in inventory write-downs and adjustments, lower freight and logistics costs, and lower product costs.
Gross profit decreased by $7.6 million, or 23.5%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in gross profit was driven by a decrease in average selling price driven by promotional activity, and a decrease in the number of units sold, partially offset by decreases in inventory write-downs and adjustments, lower freight and logistics costs, and lower product costs.
Our gross margin decreased to 43.5% for the three months ended September 30, 2023 from 44.8% in the same period in 2022, primarily due to a decrease in average selling price, driven by promotional activity, and a decrease in the number of units sold, partially offset by the decrease in inventory write-downs and adjustments and lower freight, logistics, and product costs per unit.
Operating Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$43,545	$44,644	$(1,099)	(2.5)%
Marketing expense	10,176	12,654	(2,478)	(19.6)%
Restructuring expense	1,234	747	487	65.2%
Total operating expense	$54,955	$58,045	$(3,090)	(5.3)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $1.1 million, or 2.5%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a decrease of $1.1 million of stock-based compensation expense and a decrease of $1.1 million in personnel and related expenses, primarily as a result of lower corporate headcount. This was partially offset by an increase in other miscellaneous operating expenses and fees.
Marketing Expense
Marketing expense decreased by $2.5 million, or 19.6%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense increased by $0.5 million, or 65.2%, for the three months ended September 30, 2023 as compared to the same period in 2022, and consisted primarily of higher professional service fees and employee-related benefits incurred as part of the strategic transformation plan announced in March 2023.
Loss From Sales of Businesses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Loss from sales of businesses	$(2,346)	$—	$(2,346)	NM
NM = Not meaningful
Loss from sales of businesses increased by $2.3 million, as compared to the same period in 2022 where we did not have any sales of businesses, and consisted of the sales of our South Korean and Canadian businesses to unrelated third-party distributors in September 2023.
Interest Income (Expense)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$1,120	$(35)	$1,155	NM
NM = Not meaningful
Interest income (expense) increased by $1.2 million, from expense of $35 thousand for the three months ended September 30, 2022 to income of $1.1 million for the three months ended September 30, 2023, primarily driven by an increase in interest income as a result of our short-term investments in money market funds made in December 2022, partially offset by increased interest expense related to our Credit Agreement.
Other (Expense) Income

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$(153)	$155	$(308)	NM
NM = Not meaningful
Other (expense) income decreased by $0.3 million, from income of $0.2 million for the three months ended September 30, 2022 to expense of $0.2 million for the three months ended September 30, 2023, primarily due to a loss on foreign currency and loss on our investment in NoHo ESG.

Income Tax (Provision) Benefit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax (provision) benefit	$(134)	$153	$(287)	NM
NM = Not meaningful
Income tax provision benefit decreased by $0.3 million, from an income tax benefit of $0.2 million, for the three months ended September 30, 2022 to an income tax provision of $0.1 million for the three months ended September 30, 2023. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$182,075	$213,588	$(31,513)	(14.8)%
Net revenue decreased by $31.5 million, or 14.8%, for the nine months ended September 30, 2023, as compared to the same period in 2022. Our sales decrease was primarily driven by a decrease in our average selling price, driven by promotional activity, a lower number of units sold, and the impact of foreign exchange rates. We expect these net revenue trends to continue for the remainder of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$105,218	$120,263	$(15,045)	(12.5)%
Gross profit	76,857	93,325	(16,468)	(17.6)%
Gross margin	42.2%	43.7%		(3.4)%
Cost of revenue decreased by $15.0 million, or 12.5%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by the decrease in units sold, a decrease in inventory write-downs and adjustments, and lower freight costs.
Gross profit decreased by $16.5 million, or 17.6%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by the decrease in average selling price and units sold, partially offset by decreases in inventory write-downs and adjustments, and lower freight costs.
Our gross margin decreased to 42.2% for the nine months ended September 30, 2023 from 43.7% for the same period in 2022, primarily due to the decrease in average selling price, partially offset by a decrease in inventory write-downs and adjustments, lower freight costs, and a higher mix of international sales compared to 2022.

Operating Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$132,516	$125,106	$7,410	5.9%
Marketing expense	34,192	42,294	(8,102)	(19.2)%
Restructuring expense	5,514	747	4,767	638.2%
Total operating expense	$172,222	$168,147	$4,075	2.4%
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $7.4 million, or 5.9%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily driven by an increase of $4.0 million of depreciation and amortization expense and an increase of $3.0 million in rent and utility expense as a result of an increased number of stores in operation compared to the same period in 2022. This was partially offset by a $0.4 million decrease in other miscellaneous operating expenses and fees.
Marketing Expense
Marketing expense decreased by $8.1 million, or 19.2%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense increased by $4.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022, and consisted primarily of professional fees, severance and other employee-related benefits, and other related charges as part of the strategic transformation plan announced in March 2023.
Loss From Sales of Businesses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Loss from sales of businesses	$(2,346)	$—	$(2,346)	NM
NM = Not meaningful
Loss from sales of businesses increased by $2.3 million, as compared to the same period in 2022 where we did not have any sales of businesses, and consisted of the sales of our South Korean and Canadian businesses to unrelated third-party distributors in September 2023.
Interest Income (Expense)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$2,961	$(107)	$3,068	NM
NM = Not meaningful
Interest income (expense) increased by $3.1 million, from expense of $0.1 million for the nine months ended September 30, 2022 to income of $3.0 million for the nine months ended September 30, 2023, primarily driven by an increase in interest income as a result of our short-term investments in money market funds made in December 2022, partially offset by increased interest expense related to our Credit Agreement.
Other (Expense) Income

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$(298)	$393	$(691)	NM
NM = Not meaningful
Other (expense) income decreased by $0.7 million, from income of $0.4 million for the nine months ended September 30, 2022 to expense of $0.3 million thousand for the nine months ended September 30, 2023, primarily due to a loss on foreign currency and loss on our investment in NoHo ESG.
Income Tax Provision

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(631)	$(1,953)	$1,322	(67.7)%
Income tax provision decreased by $1.3 million, or 67.7%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, severance payments, and other related charges from our August 2022 and March 2023 initiatives), non-cash gains or losses on the sales of businesses relating to our March 2023 initiatives, other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, and non-cash gains or losses on sales of property and equipment), interest income or expense, and income tax provision or benefit.
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
•adjusted EBITDA and adjusted EBITDA margin do not reflect gains or losses from sales of businesses that may reduce cash available to us if the actual cash received is lower than the cash paid;
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(31,575)	$(25,241)	$(95,679)	$(76,489)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	4,690	5,793	15,662	14,938
Depreciation and amortization expense	5,162	4,132	15,269	11,243
Restructuring expense	1,234	747	5,514	747
Loss from sales of businesses	2,346	—	2,346	—
Other expense (income)	153	(155)	298	(393)
Interest (income) expense	(1,120)	35	(2,961)	107
Income tax provision (benefit)	134	(153)	631	1,953
Adjusted EBITDA[1]	$(18,976)	$(14,842)	$(58,920)	$(47,894)
Adjusted EBITDA loss increased by $4.1 million and $11.0 million for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. The increase for the three months ended September 30, 2023 was primarily driven by increased net loss, offset by the loss from sales of businesses, and the increase for the nine months ended September 30, 2023 was primarily driven by increased net loss, offset by the increase in restructuring expense and loss from sales of businesses.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(in thousands)
Net revenue	$57,244	$72,651	$182,075	$213,588

Net loss	$(31,575)	$(25,241)	$(95,679)	$(76,489)
Net loss margin	(55.2)%	(34.7)%	(52.5)%	(35.8)%

Adjusted EBITDA	$(18,976)	$(14,842)	$(58,920)	$(47,894)
Adjusted EBITDA margin	(33.1)%	(20.4)%	(32.4)%	(22.4)%
Adjusted EBITDA margin declined from (20.4)% to (33.1)% for the three months ended September 30, 2023 as compared to the same period in 2022 and declined from (22.4)% to (32.4)% for the nine months ended September 30, 2023 as compared the same period in 2022. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
1 We are no longer excluding the revenue and cost of revenue impact associated with the inventory optimization related to the previously announced discontinuation of our first generation apparel business, the Simplification Initiatives, from Adjusted EBITDA. The impact of this change to our adjusted EBITDA for the three and nine months ended September 30, 2022 is an increase to Adjusted EBITDA loss of $11.6 million.

Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $132.5 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO.
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
Debt
On April 17, 2023, we entered into an amendment agreement to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein). See Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the amendment to the Original Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,498)	$(82,158)
Net cash used in investing activities	(8,733)	(25,567)
Net cash provided by financing activities	390	3,204
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(804)	(2,698)
Net decrease in cash, cash equivalents, and restricted cash	$(34,645)	$(107,219)
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
During the nine months ended September 30, 2023, net cash used in operating activities was $25.5 million, which consisted of a net loss of $95.7 million, offset by a net change of $27.7 million in our operating assets and liabilities and non-cash charges of $40.1 million. The change in operating assets and liabilities was primarily due to a decrease of $23.1 million in inventory as a result of lower on-hand inventory and a decrease of $3.8 million in accounts receivable due to timing of cash received, partially offset by a decrease of $2.8 million in accounts payable due to payments made.
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
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $8.7 million and $25.6 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.4 million, primarily due to $0.5 million in net proceeds from exercises of stock options and $0.2 million from the issuance of common stock under our employee stock purchase program, partially offset by $0.4 million in taxes withheld related to employee stock awards.
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
As of September 30, 2023, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $132.5 million and a revolving line of credit of up to $50.0 million with JPMorgan Chase Bank, N.A., under which we had no amounts outstanding. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and internationally and cash in transit from third-party credit card providers. Borrowings under the revolving line of credit bear interest at variable rates. We are exposed to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash and cash equivalents and the amount of interest payments we make on our debt borrowings. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact to our condensed consolidated financial statements.
Foreign Currency Risk
Our condensed consolidated financial statements are presented in U.S. dollars and the functional currency of our international subsidiaries is generally the applicable local currency. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, British pound, Japanese yen, euro, Korean won, and Vietnamese dong. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. For example, fluctuating foreign currency exchange rates have impacted and may continue to impact net revenue as reported in U.S. dollars. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of September 30, 2023, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Foreign currency exchange differences which arise on translation of our international subsidiaries' balance sheets into U.S. dollars are recorded in accumulated other comprehensive income (loss) within stockholders' equity on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we recorded other comprehensive loss of $0.9 million and $1.4 million, respectively, and for the three and nine months ended September 30, 2022, we recorded other comprehensive loss of $3.7 million and $7.8 million, respectively, as a result of foreign currency translation adjustments.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 16—Commitments and Contingencies—Legal Proceedings contained in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given country), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, in 2022 we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to certain first-generation apparel products which were not purchased in sufficient quantities by our customers. In September 2023, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, respectively, resulting in losses based on the difference between the net book value of assets and liabilities sold against the consideration received: we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
Fluctuations in our results of operations may be particularly pronounced in the current economic environment due to the uncertainty caused by consumer spending patterns, inflationary pressures, liquidity concerns at, and failures of, banks and other financial institutions, the COVID-19 pandemic, overall economic conditions, and geopolitical events, such as wars in Ukraine and Israel. Fluctuations in our results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors.
Our efforts to transition our international go-to-market strategy from a direct model to a distributor model may not be successful and may negatively impact our operating results and brand value.
In September 2023, we entered into asset purchase agreements with an unaffiliated distributor in Canada and an unaffiliated distributor in South Korea to purchase certain assets used in the operation of our Canadian and South Korean businesses. Under the distribution agreements, each third party operates our existing stores and sells products, purchased from us, through various distribution channels, including the stores and eCommerce platform, under our brand names in their particular country. Historically, we have no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy. For example, in October 2023 we entered into a non-binding letter of intent with an unaffiliated distributor for Australia and New Zealand, contingent on an employee consultation process in New Zeeland, and we entered into a non-binding letter of intent with an unaffiliated distributor in Japan in November 2023. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors, negotiate the terms of our agreements with such third parties and complete the implementation of our agreements with them. In addition, certain aspects of these arrangements will not be directly within our control, such as the completion of any employee consultation process that may apply to us in connection with the transition of any particular country (such as New Zealand) and the ability of these third parties to meet their projections regarding sales, to comply with their own legal and contractual obligations, and to maintain good business practices in a manner that reflects positively on the Allbirds brand. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute the distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
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
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, inflation, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, the COVID-19 pandemic or future pandemics or public health crises, international trade relations, political turmoil, geopolitical events, lower corporate earnings, reductions in business confidence and activity, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates and liquidity concerns at, and failures of, banks and other financial institutions, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and, in the future, may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.
We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in the fourth quarter of 2022, we determined that triggering events, primarily related to our operating cash flow losses, required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $3.3 million related to long-lived assets associated with our stores in China. Similarly, in September 2023, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, respectively, resulting in losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model.
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
We rely on social media, as one of our key marketing strategies, to have a positive impact on both our brand value and reputation. Our brand also depends on our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, vision, and values, including our status as a Delaware public benefit corporation, or PBC, and our commitment to environmental conservation and sustainability. Any actions or any public statements or social media posts about Allbirds or our products by our customers, consumers who have not yet bought our products, our current or former employees, former Allgood Collective Ambassadors (which is what we call the community of influencers whom we engage to help promote our brand), brand affiliates and partners, social media influencers, celebrities, or other public figures, whether authorized or not, that are contrary to our values may negatively affect consumer perception of our brand. Any incidents involving our company, our suppliers or manufacturers, our brand affiliates and partners, or others, or the products we sell, could erode the trust and confidence of our customers, and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls, or litigation.

Our brand and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us or formerly associated with us (including employees, celebrities, social media influencers, brand affiliates and partners or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if we fail to deliver innovative and high quality products, if we face or mishandle a product recall, or if we are subject to claims of “greenwashing” (e.g., if the carbon footprint of one or more of our products is alleged to be greater than what we claim, or if we fail or are alleged to have failed to achieve our sustainability goals). Our brand and reputation could also be negatively impacted by adverse publicity, whether or not valid, regarding allegations that we, or persons associated with us or formerly associated with us, have violated applicable laws or regulations, including but not limited to those related to product labeling and safety, marketing, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship, improper business practices, or cybersecurity. Negative publicity regarding our suppliers, manufacturers, or distributors could adversely affect our reputation and sales and could force us to identify and engage alternative suppliers, manufacturers, or distributors. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition, and results of operations.
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
We incurred full year net losses of $101.4 million, $45.4 million and $25.9 million in 2022, 2021 and 2020, respectively, and we had an accumulated deficit of $334.4 million as of September 30, 2023. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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
Our success depends in large part upon widespread adoption of our products by our customers. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our sustainable footwear and apparel products. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience, if our third-party arrangements are not successful, if we make products that our customers do not buy in sufficient quantities, or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers, and grow our business may be harmed. For example, since the launch of our first generation of apparel products, our customers have not purchased certain of these products in sufficient quantities, and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and discontinue the product line. As a result, in 2022, we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to these certain first-generation apparel products.
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
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in the over 35 countries where we sell our products.
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
Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past donated excess unsold products to third parties and sold certain of our products at discounted prices through various channels including our website and retail stores, third-party discounters and our outlet store in Northern California. Additionally, in 2022, we recognized non-cash inventory write-downs, primarily related to the discontinuation of certain first-generation apparel products. Similarly, in 2023 we recognized losses related to our transition to a distributor model in Canada and in South Korea, which involved selling certain assets used in the operation of our businesses in those countries to third-party distributors; we may experience similar losses in connection with future transitions to a distributor model.
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

As of September 30, 2023, we operated 60 retail store locations across seven countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and may choose to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of September 30, 2023, we had over 700 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
In 2022, we began entering into broad-based agreements with third-party retailers, and we have limited operating experience executing this channel distribution strategy at scale. In addition, one of the initiatives under our strategic transformation plan announced in March 2023 is to reduce the pace of new retail store openings and leverage our agreements with third-party retailers to increase brand awareness and reach new customers. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies, and headcount.
If our third-party retail partners discontinue or decelerate our partnership or otherwise do not satisfy their obligations to us, if we are unable to meet our retail partners’ expectations and demands, or if we decide to enter into additional partnerships and are unable to identify suitable retail partners or reach agreements with them, we may fail to meet our business objectives with respect to our partnership strategy. In addition, the terms of any additional retail partnerships that we establish may not be favorable to us. Our inability to successfully implement retail partnerships may lead consumers to negatively perceive our brand and adversely affect our business, financial condition, and results of operations. Also, in most cases, our agreements with such third-party retailers allow for significant variability in the amount of product purchased from us, and there are risks that eventual order volumes may be lower than initially projected. Third-party retailers may take actions that affect us for reasons that we cannot anticipate or control, such as their financial condition or changes in their business strategy or operations. There can be no assurance that we will be able to continue our relationships with our retail partners on the same or more favorable terms in future periods or that these relationships will continue beyond the terms of our existing contracts with our retail partners.
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

Our business depends on our ability to maintain a strong community of engaged customers, including through the use of social media. We may be unable to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, or otherwise fail to meet our customers’ expectations.
We use third-party social media platforms to raise awareness of our brand and engage with our community. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish a presence on emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers and our financial condition may suffer. Furthermore, as laws and regulations governing the use of these platforms evolve, any failure by us, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and adversely affect our business, financial condition, and results of operations. In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.
Negative commentary regarding us, our products, and other third parties who are affiliated with us, whether accurate or not, may be posted on social media platforms at any time and may adversely affect our reputation, brand, and business. The harm may be immediate, without affording us an opportunity for redress or correction, and could have an adverse effect on our business, financial condition, and results of operations.
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
From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses, such as the addition of distributors in new international markets, which may require substantial cash investments and management attention. We expect to continue to evaluate the number and geographic reach of our retail stores in the short- and mid-term and invest in a strategic manner, including in connection with our strategic transformation plan to slow the pace of store openings in the U.S. and transition our international go-to-market strategy to a distributor model. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
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
•that the ESG or sustainability standards, norms, or metrics, which are constantly evolving, change in a manner that impacts us negatively or requires us to change the content or manner of our disclosures, and our stakeholders or third parties view such change(s) negatively, we are unable to adequately explain such changes, or we are required to expend significant resources to update our disclosures, any of which could negatively impact our brand, reputation, and business; and
•that our brand reputation, and business, could be negatively impacted if we are perceived, alleged or found to be in violation of, or non-compliant with, newly adopted or constantly evolving ESG- and sustainability - related laws and disclosure requirements that are applicable to us; and,
•that our brand, reputation, and business could be negatively impacted if any of our disclosures, including our carbon footprint numbers, reporting to third-party ESG standards, or reporting against our 2025 Targets, 2030 Goal, or other goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.
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
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards (especially in light of the relatively low trading price of our Class A common stock in recent quarters) or by future arrangements, such as through cash bonuses, may not be as effective as our past incentive or as the current incentives offered by our competitors. If the perceived value of our equity awards declines further, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. For example, as we expand into new geographies, including hiring of remote employees, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market as the COVID-19 pandemic subsides, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements based on their experiences during the COVID-19 pandemic, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business once the COVID-19 pandemic subsides. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.
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
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we transitioned all new footwear manufacturing to one footwear manufacturer in Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our footwear manufacturer in Vietnam or any of our other key manufacturers, were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
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
Currently, most of our suppliers are located outside of the United States. As a result of our global suppliers, we are subject to risks associated with doing business abroad, including:
•political unrest, terrorism, geopolitical events, war and other violent conflicts, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, including, for example, Vietnam, China, and Peru;
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
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on a few third-party logistics providers to store our finished products in, and distribute our products to customers from, their distribution center locations in the United States, United Kingdom, the Netherlands, China, Japan, and New Zealand. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). If we continue to add third-party logistics providers, require them to expand their fulfillment, distribution, and warehouse capabilities, including adding additional locations in new countries, add products categories with different fulfillment requirements, or change the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our third-party logistics providers. The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational, and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. The third-party owned and operated logistics and distribution centers we rely on could be interrupted by issues beyond our control, including information technology problems, disasters such as earthquakes or fires, or outbreaks of disease or government actions taken to mitigate their spread. For example, during the COVID-19 pandemic, several logistics providers we rely on faced staffing shortages, which impacted their businesses and resulted in delayed shipping and delivery times. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our third-party logistics and distribution centers.

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
We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees,customers, third-party vendors, or others. Information concerning us or our customers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
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
Most of our products are derived from third-party supply and manufacturing partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We also have subsidiaries and/or employees and other agents working in several foreign countries and territories, including, but not limited to, the United Kingdom, the People’s Republic of China, and Hong Kong. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition, and results of operations.
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
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has declined and may decline further regardless of our operating performance, resulting in substantial losses for investors purchasing shares of our Class A common stock.
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
If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our Class A common stock, the delisting could adversely affect the market liquidity of our Class A common stock and the market price of our Class A common stock could decrease.
Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “BIRD.” To maintain the listing of our Class A common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On October 9, 2023, the closing bid price for our Class A common stock was below $1.00 for the first time. If the closing bid price for our Class A common stock is below $1.00 for a period of 30 consecutive business days, then, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will have an initial period of 180 calendar days to regain compliance with Nasdaq’s bid price requirement. If, at any time before the 180-day period ends, the bid price for our Class A common stock closes at $1.00 or more for a minimum of 10 consecutive business days, then we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. We may be eligible for an additional 180-day period to regain compliance if we elect to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period on that market. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
There can be no assurance that we will maintain compliance with the requirements for listing our Class A common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our Class A common stock would be subject to delisting. A delisting of our Class A common stock could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock; reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
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
In addition, as of September 30, 2023, we had stock options outstanding that, if fully exercised, would result in the issuance of 9,525,973 shares of Class B common stock and 5,217,123 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 13,291,122 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 5,359,971 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.

Further, based on shares outstanding as of September 30, 2023, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
•adverse effects on existing business relationships with suppliers, outsourced manufacturers, and other third parties;
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq , and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
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
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, retail stores, suppliers, customers, distribution centers, and vendors are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political and geopolitcal instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Northern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of vendors to provide raw materials where and when needed, the ability of third parties to manufacture and ship merchandise, and our ability to ship products to customers from or to the impacted region(s).
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: November 8, 2023	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)