Form 10-K
period 2023-12-31
Allbirds, Inc.
filed 2024-03-13
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $1.26 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market, was approximately $136.3 million.
As of February 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 102,641,448 and the number of shares of the registrant’s Class B common stock outstanding was 52,547,761.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations, financial condition, business strategy and plans, efforts related to our strategic transformation plan, sustainability-related efforts, market growth and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
The forward-looking statements contained in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by applicable securities laws. We may not actually achieve the plans, intentions, or expectations disclosed in or expressed by, and you should not place undue reliance on, our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
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
We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, or SEC, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our X account (@allbirds), our LinkedIn account (linkedin.com/company/allbirds), and our Facebook page (@weareallbirds). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media, and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information contained on, or that can be accessed through, our website or social media channels is not incorporated by reference in this Annual Report on Form 10-K.

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•We may be unable to successfully execute on our strategic transformation plan, simplification initiatives, or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.

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

•Our focus on using sustainable, high-quality materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our revenue growth.

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

•Our business is subject to the risk of manufacturer concentration.

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

•Our business depends on our ability to maintain a strong community of engaged customers, including through the use of social media. We may be unable to maintain and enhance our reputation and brand if we experience negative publicity related to our marketing efforts or use of social media, or otherwise fail to meet our customers’ expectations.

•Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.

•We are subject to risks related to our ESG activities and disclosures, and our reputation and brand could be harmed if we fail to meet our public sustainability targets and goals.

•We are subject to risks related to our commitment to certain ESG criteria.

•Our reliance on suppliers and manufacturers to provide materials for, and to produce, our products could cause problems in our supply chain.

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

•If we fail to satisfy all applicable requirements of Nasdaq (including minimum closing bid price requirements), our Class A common stock could be delisted. which could adversely affect the liquidity of our Class A common stock and cause the market price of our Class A common stock to decrease.

If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I
Item 1. Business
Overview
Allbirds is a global lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
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
Our Products
Our product development engine consists of a fully integrated team across strategy, sustainability, design, sourcing, development, and production, both in our U.S. headquarters and within our manufacturing and supply chain innovation partners, combining to deliver Super Natural Comfort with sustainability at the core and distinctly simple design and performance comfort in mind.
We offer many different products across our footwear and apparel categories, including lifestyle and performance products. Each product adheres to our product design principles, with a goal of creating a timeless, fad-resistant product.
Footwear represents the vast majority of our revenue and is the foundation of our brand. Our core franchises include lifestyle and performance shoes, such as the Dasher and the Runner. We think of each franchise as a unique design that can leverage new materials innovations, colors, partnerships, and adjacent stylings to create freshness for the brand and our customers. Our unique technical expertise in footwear and materials research and development is a basis for our secondary apparel offerings, such as classic tees, sweats, socks, and underwear.
Materials and Innovation
We have examined every component that goes into our products to ensure we deliver design, comfort, and performance. Our innovative approach consists of leveraging materials that are both more sustainable than synthetic alternatives and have tangible benefits for our customers, such as comfort, temperature regulation, and odor control.
Materials research and development involves our Innovation team, with expertise in biomaterials commercialization and polymer science and experts in the fields of biomechanics, polymer development, green chemistry, biotechnology, and sustainable venture investments. We bring these materials to market with our Product Development team to ensure that products meet or exceed our customers’ quality and performance standards before they are ready for commercialization. We have developed distinctive “Hero” materials platforms that provide the foundation for our product innovation, which include superfine ZQ certified merino wool, tree fibers, and sugarcane.

Marketing Strategy and Brand
Our purpose-driven lifestyle brand inspires consumers to live life in better balance, a goal central to our marketing and that we believe creates deep affinity and loyalty with our customers, who associate our brand with sustainability and high-quality product experiences. As a primarily vertically integrated company that has a direct relationship with our customers, we couple an organic marketing approach with our vast data ecosystem to construct a well-balanced and diversified marketing funnel with the goal of consistently driving return on advertising spend.

We are focused on increasing brand awareness and consumer touchpoints through the following marketing initiatives:
•Extending our reach and connecting with our customers through digital and performance marketing, social media, TV and other media, stores as physical brand beacons, and customer experience.
•Spreading our message through word-of-mouth, thought leadership, public relations campaigns, partnerships, and community.
Direct Business Strategy
We reach our customers primarily through our direct business, a digitally-led vertical retail distribution strategy, which combines our digital offerings with our retail stores so we can make a strong connection with our customers and meet them where they are, delivering both value and convenience. Our typical customers are younger, live an active and curious lifestyle, care about health and well-being, are willing to pay for premium products, frequently purchase products online, live in urban center settings, and appreciate socially conscious brands. In addition to communicating more effectively with our customers, these insights allow us to meet customers’ needs through the creation of new products and enhancements to our existing lines.
Our digital channels include our website and mobile app, which showcase our product portfolio and our branded content, including information on our natural materials and sustainability. The seamless online experience from search to order to fulfillment creates the convenient shopping experience that our customers desire. Our mobile app also allows customers to gain early access to our new product launches, purchase exclusive product drops, and try on footwear virtually, creating further engagement between our brand and our customer.
As of December 31, 2023, our physical retail channel consists of 60 company-operated stores spread across seven countries, with the majority in the United States. While we continue to view retail stores as brand beacons to increase our brand awareness, drive site traffic, and enable us to offer cross-platform shopping, we plan to try to optimize our store fleet via the planned closure of 10 to 15 stores in 2024 based on our review of profitability metrics. These actions will allow us to focus on ensuring that our retail stores are efficiently driving customer acquisition and communicating the brand in a consistent and engaging manner to provide our customers with a seamless shopping experience.

Third-Party Distribution Strategy
In addition to our direct business, we selectively choose third-party retail and distributor partners in the United States and internationally to sell our products.
Our wholesale strategy includes partnering with select retailers in the United States who purchase our products and sell them via their own eCommerce sites and retail stores, which increases our brand awareness and reaches customers where they are. Our distributor strategy includes appointing exclusive distributors in certain international markets, including Canada and South Korea, that sell products purchased from us across eCommerce, brick and mortar, and wholesale channels in their respective markets.
Technology
We leverage modern technology across physical and digital channels which enables us to rely on partners such as Shopify to more effectively scale. To create our digital customer experience, we leverage a common core set of application programming interfaces (“APIs”) and tools that enable localization and speed-to-market. We have a sophisticated data infrastructure and toolset that allows our global teams to make informed decisions across key aspects of the business. This powers many areas of our business including marketing, customer relationship management, inventory planning and logistics, and back office functions. Additionally, to protect and secure sensitive data such as customer information, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes.
Supply Chain and Operations
Our unique combination of sourcing, manufacturing, and distribution capabilities create a foundation from which we can continue to innovate and scale across the globe. Strong relationships with our suppliers ensure our relatively small supply chain can make a difference in the drive toward innovation and lighter impact on the environment. Our distribution network, comprised of seven primary distribution centers across eight countries (the United States, the United Kingdom, the Netherlands, China, Japan and New Zealand), puts us close to the customer, allowing us to reach over 35 countries in a matter of days with quick, reliable service.
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
•Manufacturing. We have carefully selected a small group of Tier 1 factories as our partners to help us make world-class products, helping to develop the technical expertise needed to work with our sustainable materials via an extensive iteration process. We have established deep, long-standing relationships by directly partnering with their development, commercialization, manufacturing, and quality teams from ideation through production, and have embedded our employees within some key factories to oversee the product process. Our relationship-based approach has helped us be nimble and drive flexibility and agility to react to changes in macroeconomic conditions, customer demand, or internal priorities.

We require that all partners sign our Supplier Code of Conduct, or Supplier Code, which requires our suppliers to operate in full compliance with the applicable laws, rules, and regulations of the countries in which they operate. Our Supplier Code goes further, drawing upon International Labour Organization Core Labor Standards, in order to advance social and environmental responsibility. We also expect our supplier factories to undertake an onsite social assessment by an independent, third-party social assessment firm. These social assessments ensure suppliers meet our minimum expectations with regards to working conditions as specified in our Supplier Code. In addition to conducting our own audits when necessary, we sometimes accept audits that use third-party, mutually recognized standards to reduce audit fatigue at factories and to help ensure safe, lawful, humane, and ethical manufacturing practices.

As of December 31, 2023, our footwear products are manufactured in Vietnam. Our apparel and other non-footwear products are primarily manufactured in Vietnam and Peru, with China, the United States, and Guatemala supporting a smaller subset across six vendors.
•Logistics and distribution. We prioritize customer experience with distribution centers in all of our key markets to manage pick, pack, and ship activities, including retail fulfillment and returns management. We rely solely on third-party logistics providers for these distribution centers, as well as last-mile carriers to distribute finished products from our warehouse locations to our stores and individual orders directly to consumers. Our U.S. business is serviced through two locations in Kentucky and California that enable a quick digital click-to-home while minimizing transportation costs and carbon impact.

Competition
The market in which we primarily operate in is highly competitive. Our competitors include athletic and leisure footwear companies, and athletic and leisure apparel companies. This competition takes place both in physical retail locations as well as online. While this market is highly fragmented, many of our competitors are larger, with strong worldwide brand recognition, and have substantially greater resources than us. In addition, access to offshore manufacturing and the growth of digital have made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and apparel industries.
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
In order to be designated as a B Corp, companies are required to undertake a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impacts its workers, customers, suppliers, community, and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector, and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers, and environmental benefits from a company’s products or services. After completing the assessment, B Lab will evaluate the company’s score to determine if it meets the requirements for certification using a process described on B Lab’s website. Historically, the median score for companies evaluated by B Lab has been 50.9, compared to our latest recertification score of 96.5 in 2023, which increased from our previous scores of 89.4 in 2020 and 81.9 in 2016, despite the growing size and complexity of our business during these years.
Acceptance as a B Corp and continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and provide documentation supporting our updated score with B Lab every three years. In June 2023, we completed our updated assessment for recertification and scored 96.5.
Environmental, Social, and Governance
Environmental
Our intention is to help reverse climate change through better business. We believe that climate change is an existential threat and the number one issue facing humanity and the global economy. Climate change is a complex issue that can be summarized simply: the climate is changing because humans are releasing too many greenhouse gasses into the atmosphere. According to a 2020 McKinsey and Global Fashion Agenda report, the global fashion industry accounted for approximately 4% of global greenhouse gas emissions in 2018, or 2.1 billion tonnes of carbon dioxide equivalent emissions, or CO2e, and over 70% of those emissions were related to upstream activities like materials production, preparation, and processing. The 2015 Paris Agreement set the goal to limit global warming to well below 2° Celsius, preferably to 1.5° Celsius, compared to pre-industrial levels. Under its current trajectory, the fashion industry is expected to fall short of meeting the 1.5° Celsius target by 50%, according to a 2020 McKinsey and Global Fashion Agenda report. The pace of change must accelerate in order for the industry to be compatible with planetary boundaries, and we believe Allbirds offers a blueprint for how to get there. Our approach to addressing the climate impact of our business is scientific and data driven—we first measure, then reduce, and also support the removal of emissions from the atmosphere.
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
Reduce
By using natural and renewable materials along with responsible manufacturing practices, Allbirds produces footwear today with approximately 45% less emissions than what we estimate is the carbon footprint of a standard sneaker. If we assume all 24 billion pairs of shoes produced by the industry in 2019 had a 45% lower carbon footprint relative to our estimate of the carbon footprint of a standard sneaker, the industry would have saved 15,698 million tonnes of CO2e, which is equivalent to taking 33 million cars off the road in the same timeframe. Using our product carbon footprint methodology, our internal estimates are that we reduced the weighted average carbon footprint of our top 10 products in 2023 by approximately 12%.
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
Remove
Since 2019 we have supported offset projects that either avoid or remove emissions, as we work to reduce the carbon footprint of our business. To do that, we incorporated a cost of carbon emissions into our business by implementing an internal carbon tax across all of our sourcing and business decisions. Support for offset projects is a credible tool only if you also have a robust plan to reduce emissions. We are taking steps, through regenerative agriculture, materials innovation, and clean energy, to reduce emissions within our direct footprint and within our supply chain. While there are emissions that we are not able to abate today, we recognize the importance of investing in high quality carbon offset projects, with a focus on shifting to projects that remove or sequester emissions. We know all carbon offsets are not created equal, so we work with trusted partners to source projects we believe in. All of our offset projects must be certified to an internationally recognized offset standard such as Gold Standard and Verified Carbon Standard, and are screened against criteria like permanence, additionality, leakage, and vintage year.

Social
People (Our Flock)
Our thriving culture and talented employees, also known as our “flock,” have been a critical factor in our success to date and will be critical to our success in the future. Further, as a PBC, employees are an important stakeholder in our business as are the communities that extend beyond our walls.
As of December 31, 2023, we employed 927 ’birds, approximately 77% of whom were located in the United States. Approximately 22% of our ’birds work in one of our corporate functions, with the remainder working in our retail stores and customer experience. We also hire seasonal employees in retail and customer experience, primarily during the peak holiday selling season. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
•Culture and Our Commitment to Diversity, Equity, Inclusion, and Belonging
We are committed to diversity, equity, inclusion, and belonging, and believe our success as a company is dependent upon our ability to integrate tangible, measurable practices to ensure all voices are heard. We have eight employee resource groups, or ERGs, supporting various communities, including women, LGBTQ+, AAPI, Jewish, Latinx, parents/caregivers, neurodiverse, and international inclusion. These ERGs encourage employees to come together and support our business and each other through programming, education, and community engagement. We track and measure our diversity, equity, inclusion, and belonging progress and representation quarterly. As of December 31, 2023, people of color and women made up 52% and 51% of our U.S. workforce, respectively.
•Talent Development and Engagement
We enable the flock to operate at their highest potential by building critical skills and leadership capabilities across all levels. We train our retail and customer support teams to deliver incredible customer experiences and drive sales, while maintaining our vision and localizing content through collaborative review processes.
We have implemented critical organizational structures and managerial capabilities, including building an executive leadership team with deep expertise. We conduct bi-annual surveys to collect feedback and understand employee sentiment and engagement, and host inclusive leadership training sessions.
•Total Rewards
Our total rewards strategy is designed to encourage employees to live our values while helping us to achieve company sustainability goals. For example, we provide our full-time employees with 16 hours of paid time off each year specifically for volunteer activities performed during working hours, as well as charitable donation matching up to $500 in 2023. Furthermore, a portion of our executive compensation for director level and above is explicitly tied to a target reduction in company-wide emissions.
Our Customers
For too long, the footwear and apparel industry has offered customers a false trade-off between sustainable products and great products. We offer great products that are also sustainable, and make it easy for our customers to understand the impact of the products they buy through our carbon footprint labels. In this way, we believe we empower our customers to make more informed purchasing decisions.
Our Community
A core tenet of our B Corp status is supporting the communities in which we operate. As an example, we have a long-standing partnership with Soles4Souls. Our generous 30-day return policy means that gently worn shoes get sent back to us. When shoes are returned to Allbirds, those that can’t go back onto the shelf are donated to Soles4Souls. Soles4Souls works with partner organizations in developing countries. Since our first sale in 2016, we have donated more than 270,000 pairs of shoes to Soles4Souls.
Governance
In addition to our status as a PBC and certification as a B Corp, we also focus on the following areas of governance:
Oversight and Our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making. We have a gender-diverse board of directors, with two out of our seven directors identifying as women. Management reports on ESG issues to our board of directors on a quarterly basis. The sustainability, nomination, and governance committee of our board of directors is responsible for overseeing ESG matters.
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
ESG Reporting
In accordance with our PBC status, we report to stockholders on our investor relations website, on at least a biennial basis, an assessment of our progress towards our stated public benefit of environmental conservation and general PBC objectives, known as our “Flight Status” report.
We have worked with external experts to align our ESG reporting with the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosure frameworks, which for 2023 will be included in our “Flight Status” report.
In November 2022, we published an update of our progress against our previously disclosed SPO Framework on our investor relations website. Information contained on, or that can be accessed through, our investor relations website is not incorporated by reference in this Annual Report on Form 10-K.
Sustainalytics ESG Risk Rating
We believe it is important to seek external evaluation of the work we are doing to validate progress and identify areas for improvement. In a world where climate change is an existential threat, supply chains are increasingly complex, and human capital management is more important than ever, it is important for Allbirds to analyze and manage ESG risks to our business. In 2021, we engaged Sustainalytics, a globally recognized independent ESG assessment provider, to perform a broad-based Corporate ESG Assessment of Allbirds covering seven distinct ESG categories, including Human Capital, Supply Chain, Resource Use, Emission & Waste, and Corporate Governance. In November 2023, we received an updated ESG risk rating from Sustainalytics of 18.3, which places us in the “low risk” category.

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
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Information Technology, and Data Security and Privacy.”
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
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file or furnish with the SEC electronically. Copies of our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at ir.allbirds.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

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
Risks Related to Our Business, Brand, Products, and Industry
We may be unable to successfully execute on our strategic transformation plan, simplification initiatives, or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.
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
In March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow the pace of new store openings, (iii) evaluate a transition of our international go-to-market strategy and (iv) improve cost savings and capital efficiency, including through a further reduction in our global corporate workforce in May 2023 of 21 employees, which represented approximately 9% of our global corporate workforce.
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
We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, in 2022 we recognized a non-cash inventory write-down in our consolidated statement of operations and comprehensive loss, primarily related to certain first-generation apparel products which were not purchased in sufficient quantities by our customers. In September 2023, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, resulting in losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
Fluctuations in our results of operations may be particularly pronounced in the current economic environment due to the uncertainty caused by consumer spending patterns, inflationary pressures, liquidity concerns at, and failures of, banks and other financial institutions, overall economic conditions, and geopolitical events, such as wars in Ukraine and Israel. Fluctuations in our results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors.

Our efforts to transition our international go-to-market strategy from a direct to a distributor model may not be successful and may negatively impact our operating results and brand value.
In September 2023, we entered into asset purchase agreements with an unaffiliated distributor in Canada and an unaffiliated distributor in South Korea to purchase certain assets used in the operation of our Canadian and South Korean businesses. Our Canadian and South Korean distributors operate our existing stores and sell products purchased from us through various distribution channels, including the retail stores and eCommerce platform, under our brand names in their particular territory. Historically, we have no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy from a direct to a distributor model. For example, in November 2023, we entered into a non-binding letter of intent with an unaffiliated distributor for Japan. In December 2023, we entered into a distribution agreement taking effect in July 2024 with an unaffiliated distributor for Australasia. The effect of these distributor arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors, negotiate the terms of our agreements with such third parties and complete the implementation of our agreements with them. In addition, certain aspects of these arrangements will not be directly within our control, such as the completion of any employee consultation process that may apply to us in connection with the transition of any particular country (such as New Zealand) and the ability of these third parties to meet their projections regarding sales, to comply with their own legal and contractual obligations, and to maintain good business practices in a manner that reflects positively on the Allbirds brand and reputation. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their retail stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute the distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
Additionally, as part of a transition from a direct to a distributor model in certain countries, we may incur expenses and charges, including but not limited to, those associated with employees, inventory, leases and long-lived assets, that could have a material adverse effect on our our business, financial condition, results of operations, and cash flows.

Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, inflation, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, future pandemics or public health crises, international trade relations, domestic and international geopolitical turmoil, geopolitical events, lower corporate earnings, reductions in business confidence and activity, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates and liquidity concerns, and failures of banks and other financial institutions, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and, in the future, may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, an economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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
We rely on social media, as one of our key marketing strategies, to have a positive impact on both our brand value and reputation. Our brand also depends on our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, vision, and values, including our status as a Delaware public benefit corporation, or PBC, and our commitment to environmental conservation and sustainability. Any actions or any public statements or social media posts about Allbirds or our products by our customers, consumers who have not yet bought our products, our current or former employees, brand affiliates and partners, social media influencers, celebrities, or other public figures, whether authorized or not, that are contrary to our values may negatively affect consumer perception of our brand. Any incidents involving our company, our suppliers or manufacturers, our brand affiliates and partners, or others, or the products we sell, could erode the trust and confidence of our customers, and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls, or litigation.
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
We incurred full year net losses of $152.5 million and $101.4 million in 2023 and 2022, respectively, and had an accumulated deficit of $391.2 million as of December 31, 2023. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
•execute on our long-term growth strategy and strategic plans;

•invest in our relationships with third parties, including retail partners and distributors;
•update our product and style mix;
•invest in new materials innovation and technology;
•focus on sustainable and environmentally friendly practices in our supply chain, which are often more expensive than traditional alternatives;
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
The market for footwear and apparel is highly competitive. Our competitors include athletic and leisure footwear companies, as well as athletic and leisure apparel companies. We also compete directly against wholesalers and direct retailers of footwear and apparel, including large, diversified apparel companies with substantial market share and established companies expanding their production and marketing of technical footwear, as well as against retailers specifically focused on footwear. This competition takes place both in physical retail locations as well as online. Competition has and may in the future result in pricing pressures, reduced profit margins, lost market share, or a failure to grow or maintain our market share, any of which could substantially harm our business and results of operations. Many of our competitors are large apparel and/or footwear companies with strong worldwide brand recognition, while others are new market participants with low barriers to entry. Because of the fragmented nature of the industry, we also compete with other footwear and apparel sellers, including those specializing in athletic footwear and other casual footwear. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers and distributors, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do.

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

Our focus on using sustainable high-quality materials and environmentally friendly manufacturing processes and supply chain practices may increase our cost of revenue and hinder our revenue growth.
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
Climate change occurring around the world may impact our business in numerous ways. Such changes could lead to an increase in prices of raw materials, commodities, and/or packaging, as well as reduced availability of key manufacturing components. Increased frequency of extreme weather, such as storms, hurricanes, and floods, could cause increased disruption to the production and distribution of our products and have an adverse impact on consumer demand and spending.
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
Our success depends on our ability to identify, originate, and define product trends within the footwear and apparel industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by consumers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, during the COVID-19 pandemic, there was a shift of consumer preferences to more casual and informal apparel and footwear as greater numbers of consumers have shifted to working remotely from home. In addition, our experience in anticipating consumer preferences in one category, such as footwear, may not help us predict or anticipate consumer preferences in other new categories, such as apparel. For example, we did not successfully anticipate customer demand and preferences in designing and launching certain of our first-generation apparel products. As a result, demand for such products failed to meet our expectations and, in the second quarter of 2022, we determined that we needed to adjust our overall apparel strategy and discontinue the product line. As such, we recognized a non-cash inventory write-down in our consolidated statements of operations and comprehensive loss, primarily related to these certain first-generation apparel products. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.

We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in the more than 35 countries where we sell our products.
We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by our target customers, we may fail to attract customers, and our brand and reputation may be harmed. In addition, our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of our marketing efforts.
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
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we transitioned all new footwear manufacturing to one footwear manufacturer in Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our footwear manufacturer in Vietnam or any of our other key manufacturers were to experience a significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business, reputation and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in 2023, we determined that triggering events, primarily related to our current period and history of operating cash flow losses required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $27.4 million related to long-lived assets associated with certain retail stores.
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
To meet anticipated demand for our products, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, store closures, declines in overall consumer spending, and weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.
Inventory levels in excess of customer demand may result in inventory write-offs, donations by us of our unsold products, inventory write-downs, and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past sold certain of our products at discounted prices through various channels including our website and retail stores, including outlets, third-party discounters, and donated excess products to third parties.
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
As of December 31, 2023, we operated 60 retail store locations across seven countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and have and may continue to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of December 31, 2023, we had more than 700 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
We may be unsuccessful in identifying new markets where our sustainable footwear and apparel products and brand image will be accepted. In addition, we may not be able to open or profitably operate new stores in existing, adjacent, or new locations due to market saturation and/or other macro conditions (e.g., high inflation costs).

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
Maintaining and increasing our brand appeal is critical to attracting and expanding our relationships with new and existing customers. We use third-party social media platforms to raise awareness of our brand and engage with our community. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish a presence on emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers and our financial condition may suffer. Furthermore, as laws and regulations governing the use of these platforms evolve, any failure by us, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and adversely affect our business, financial condition, and results of operations. In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such content and increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations.
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
We have expanded our operations rapidly since our inception in 2015, and our full year net revenue has increased from $126.0 million in 2018 to $254.1 million in 2023. If our operations grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, invest in opening and operating a greater number of retail stores in our existing jurisdictions and/or in new jurisdictions, or invest in distribution partners’ operations in lieu of or in addition to retail stores operated by us, upgrade our management information systems and other processes and technology, and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new jurisdictions, and cause us to experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, especially to the extent the growth in our “flock” exposes us to a greater number of jurisdictions’ employment, health, and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image which could have a material adverse effect on our financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations, including in our retail stores, fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses. We expect to continue to evaluate the number and geographic reach of our retail stores in the short- and mid-term and invest in a strategic manner, including in connection with our strategic transformation plan to slow the pace of store openings in the U.S. and transition our international go-to-market strategy to a distributor model. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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
•that our brand reputation, and business, could be negatively impacted if we are perceived, alleged or found to be in violation of, or non-compliant with, newly adopted or constantly evolving ESG- and sustainability-related laws and disclosure requirements that are applicable to us; and
•that our brand, reputation, and business could be negatively impacted if any of our disclosures, including our carbon footprint numbers, reporting to third-party ESG standards, or reporting against our 2025 Targets, 2030 Goal, or other goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.

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

Our future success is substantially dependent on highly skilled personnel and if we are unable to attract and retain talent, we may not be able to grow effectively..
Our growth and future success largely depends on the continued services of our senior management and key employees. Our executive management team and key employees are employed on an at-will basis, which means that they may resign or could be terminated for any reason at any time. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including members of management, supply chain, innovation and sustainability, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards (especially in light of the relatively low trading price of our Class A common stock in recent quarters) or by future arrangements, such as through cash bonuses, may not be as effective as our past incentives or as the current incentives offered by our competitors. If the perceived value of our equity awards declines further, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. For example, as we expand into new geographies, including hiring of remote employees, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the pace and recovery of businesses and the job market following the COVID-19 pandemic, the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.

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
Our business is subject to the general seasonal trends common to the retail footwear and apparel industry. As a result, historically, we have typically generated a higher proportion of net revenue, and incurred higher selling and marketing expenses, during the holiday season in the fourth quarter of the year compared to other quarters, and we expect these trends to continue. This seasonality may adversely affect our business and cause our results of operations to fluctuate.

Risks Related to Our Supply Chain
Our reliance on suppliers and manufacturers to provide materials for and to produce our products could cause problems in our supply chain.
We do not manufacture our products or the raw materials for them and rely instead on suppliers. Many of the materials used in our products are developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources, some of whom may be impacted by external factors. Our contracts with some suppliers and manufacturers may not adequately meet our production requirements, and we compete with other companies for raw materials and production.
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
We work with contractors, most of which are located outside of the United States, to manufacture our products. We require the contractors that directly manufacture our products as well as those that manufacture the materials used to manufacture our products to comply with our supplier code of conduct and other social, environmental, health, and safety standards. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations to comply with our policies and applicable laws and standards, from time to time, contractors may not comply with such standards or applicable local law or may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Similarly, agreements that we enter into with these contractors generally do not require blanket exclusivity with us; as a result, some contractors may be permitted to work with parties who could be deemed competitive, which could harm our business.
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
The raw materials and commodities used by our suppliers and manufacturers include tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, bio-based nylon, recycled polyester, bio-based TPU, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, rising interest rates, inflation, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials have had and could continue to have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.

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

These and other factors beyond our control, could interrupt our suppliers’ production, influence the ability of our suppliers to export our products cost-effectively or at all, and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, and results of operations.

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
We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. In addition, third-party distributors may utilize their own information technology systems and other infrastructure as we transition to a distributor model in certain countries outside of the United States. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to a variety of interruptions or outages, including those caused by damage, disruptions, slowdowns, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.
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
Operating our business and platform involves the collection, storage, and transmission of a variety of sensitive information, such as names, phone numbers, mailing and billing addresses and email addresses, and other similar personal information, which we may share with our third-party service providers. In an effort to protect sensitive information, we rely on a variety of security measures, but advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our or our third-party service providers’ (a) failure or inability to detect cyberattacks, or (b) failure or inability to adequately protect sensitive information.
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
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA took effect on January 1, 2023 and creates obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Further, Virginia, Colorado, Utah, and Connecticut have all passed privacy laws that took effect in 2023, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other states have considered similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information.
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
•other events or factors, including those resulting from war (such as Russia’s invasion of Ukraine and the ongoing conflict in the Middle East), pandemics (including COVID-19), incidents of terrorism, or responses to these events; and
•the other factors described in this “Part II, Item 1A. Risk Factors” and in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
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

In addition, as of December 31, 2023, we had stock options outstanding that, if fully exercised, would result in the issuance of 8,206,091 shares of Class B common stock and 5,043,892 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 10,264,090 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 5,236,950 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of December 31, 2023, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

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
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Allbirds to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and thus both state and federal courts have jurisdiction to entertain such claims. Our amended and restated certificate of incorporation includes the provision outlined in (B) to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 has required and will continue to require that we incur substantial expenses and expend significant management efforts. We have and will likely need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
We have occasionally in the past incurred, and may in the future incur, losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase, and merchant fraud. As a general matter, we are liable for fraudulent credit card transactions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our digital platform, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or affecting our ability to accept credit cards for payment. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Information technology is important to our business operations and we are committed to protecting the privacy, security and integrity of our data, as well as our employee and customer data. Accordingly, we monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. Additionally, to protect and secure sensitive data such as customer information, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes. Our cybersecurity process is designed to assess, identify, prevent, and manage cybersecurity risks and threats, as well as identify, contain and respond to cybersecurity incidents. This process includes a variety of activities, such as company-wide security awareness training, including regular phishing simulations, acceptable use training, cyber wellness trainings and other targeted trainings throughout the year. These cybersecurity trainings provide employees the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report any suspicious activity or threat.
To date, our approach to cybersecurity has been effective in protecting the confidentiality, integrity, and availability of our information; however, we cannot guarantee that its efforts will be successful in preventing all cybersecurity incidents. Further, we currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We do not believe that there are currently any known risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. Refer to Part I, Item 1A of this Annual Report on Form 10-K for additional discussion about cybersecurity related risks.

Cybersecurity Governance
Given that cybersecurity is a critical component of our enterprise, cybersecurity risks are among the enterprise risks that the Board oversees, primarily through delegation to the Audit Committee of the Board. As reflected in its charter, the Audit Committee assists the Board in overseeing the Company’s privacy and information security policies.
The Audit Committee engages on cybersecurity matters with our management team, including our Chief Technology and Culture Officer, and receives periodic reports from management on cybersecurity. Our Chief Technology and Culture Officer joined us in 2017 and has more than 20 years of technology-related roles and responsibilities. These presentations address a range of topics including, the threat landscape and cybersecurity events, vulnerability assessments, incident preparedness assessments, and cybersecurity awareness training. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight.
Our management team, including the Chief Technology and Culture Officer and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management and supervises both our internal and external cybersecurity resources. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel; threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
As of December 31, 2023, we operated 60 retail locations around the world. Our corporate headquarters is located in San Francisco, California, where we lease approximately 33,000 square feet of space under two leases that expire in December 2026. In addition to our corporate headquarters, we have satellite corporate office locations in Portland, London, Shanghai, Tokyo, and Ho Chi Minh City where we lease or have co-working arrangements that total approximately 30,000 square feet of office space. We use our corporate offices for product design and development, innovation around sustainable materials, operations, marketing, technology, and customer experience, as well as our other supporting teams. All of our offices and retail locations are leased, and we do not own any real property.
As of December 31, 2023, we also leased property in the following countries around the world that serve as our 60 retail locations, totaling approximately 190,000 square feet, as set forth below.

Country	# of Stores
United States	45
China	6
United Kingdom	3
Japan	2
Germany	2
Netherlands	1
New Zealand	1
Total retail stores	60

While we believe that our current facilities are adequate to meet our foreseeable needs, we may lease additional facilities or vacate existing facilities as our operations require. For example, we have vacated and currently sublease two corporate office spaces in San Francisco and San Diego.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint on November 3, 2023. We intend to vigorously defend against this lawsuit.
On October 3, 2023, we and certain of our executive officers and directors were named as defendants in a shareholder derivative suit, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action and are currently stayed. We intend to vigorously defend against these lawsuits.
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
Holders of Record
As of February 29, 2024, we had 18 holders of record of our Class A common stock and 27 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to our operations and financial condition reported in the consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A, above.

Overview
Allbirds is a global lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 60 stores as of December 31, 2023. In addition to our direct business, we selectively partner with third-parties, including retailers and distributors, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.

Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.

Financial Highlights
For the years ended December 31, 2023 and 2022:
•We generated net revenues of $254.1 million and $297.8 million, respectively.
•Our gross margin was 41.0% and 43.5%, respectively.
•We generated net losses of $152.5 million and $101.4 million, respectively.
•We generated adjusted EBITDA losses of $78.5 million and $60.4 million, respectively.
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
Our product and brand initiatives include increasing focus on our core franchises, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as a highly focused brand strategy that reconnects with core consumers. We expect these initiatives to begin to impact the business in 2024.
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party distribution channels. Store optimization will include slowing the pace of new store openings, closing certain stores that do not meet our profitability targets, and investing in corporate and retail store talent and store marketing. As of December 31, 2023, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet, which includes the planned closure of 10-15 stores in 2024.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. In the third quarter of 2023, we signed distribution agreements with independent third-party distributors in South Korea and Canada, and completed the transition of these businesses. Subsequently, we signed distribution agreements with independent third-party distributors in Australasia and Japan, with transitions expected in mid-year 2024. Distributors oversee the distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect to impact both our short and long term results of operations. The distributor model will result in a reduction to net revenue and gross profit in the near term, because the selling price to distributors will be below the full price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
Our cost savings and capital efficiency initiatives build upon cost and cash optimization work that we began in 2022, including a further reduction in global corporate workforce of approximately 9% in May 2023. This also included plans to fully transition to a new footwear manufacturing partner, which we completed in 2023. We anticipate that these initiatives will potentially accelerate cost of revenue, selling, general, and administrative expense, and cash optimization savings over the next three years.
Related to these initiatives, we recognized restructuring expenses of $6.8 million in the year ended December 31, 2023, which is recorded within restructuring expense on the consolidated statement of operations and comprehensive loss. These expenses primarily consist of third-party professional fees and other related charges.
August 2022 Simplification Initiatives

In August 2022, we announced the implementation of simplification initiatives designed to generate cost of revenue savings, streamline workflows, and lower operating costs. These initiatives focused on reducing costs related to our supply chain and selling, general, and administrative expense. We substantially completed these simplification initiatives in the fourth quarter of 2022, which resulted in annualized selling, general, and administrative expense savings of approximately $13 million to $15 million.
Our supply chain initiatives included reducing logistics costs in the United States by transitioning to automated distribution centers and a dedicated returns processor, optimizing inventory to accelerate logistics cost savings, which included inventory write-downs and write-offs over certain products, and accelerating the scaling of our manufacturing base to reduce product carbon footprint and product costs over time. We recognized costs of $19.1 million primarily related to the write-down and liquidation of certain first generation apparel products in the year ended December 31, 2022, which are recorded within cost of revenue on the consolidated statement of operations and comprehensive loss. We also recognized revenue of $2.0 million primarily related to the liquidation of certain first generation apparel products in the year ended December 31, 2022, which is recorded within net revenue on the consolidated statement of operations and comprehensive loss. Subsequent write-downs of inventory are recognized as part of our regular reviews of end of life, slow-moving, damaged, and excess inventory as described in more detail in Note 2. Significant Accounting Policies, in Item 8. “Financial Statements and Supplementary Data”.
Our selling, general, and administrative expense initiatives included slowing the pace of corporate new hires and backfills for departing employees, reducing our global corporate workforce, and reducing corporate office space to reflect a new hybrid working environment. Related to this, we recognized restructuring expenses of $0.8 million in the year ended December 31, 2022, which is recorded within restructuring expense on the consolidated statement of operations and comprehensive loss. These expenses are primarily related to severance and other employee termination-related costs resulting from the reductions of our global corporate workforce in 2022 and 2023. In 2022 and 2023, we began subleasing two of our corporate office leases in the United States to other tenants.

Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be affected by a number of factors, including:
Ability to Grow Brand Awareness and Drive Efficient Customer Acquisition
The ability to communicate our mission of making better things in a better way is integral to our success in engaging new customers and introducing them to our products and brand. Allbirds is still relatively unknown to consumers worldwide, underscoring a large opportunity to scale our customer base and drive future growth. Our continued focus on elevating our product offerings combined with our differentiated brand approach and authenticity is critical to attracting new customers and increasing closet share. Further, we must continue to emphasize our commitment to people, the planet, and our stockholders in order to further increase our reach and highlight the integrity of our brand. We believe our brand strength will enable us to continue to grow brand awareness, allowing us to deepen relationships with consumers and expand our access to global markets.
As we continue to scale and build our global brand awareness, our goal is to acquire new customers in a cost-effective way. We will continue to evaluate our go-to-market strategy, both in the U.S. and internationally, and invest in customer acquisition while the underlying customer unit economics indicate the return on investment is strong. The continued execution of our customer acquisition strategy is key to acquiring more customers and driving growth and profitability for our business. Our ability to acquire more customers depends significantly on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate and our ability to expand our brand awareness. We also partner with select third-party retailers and distributors to sell our products in our effort to reach more consumers and build brand awareness.
Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our base of existing customers. We aim to grow our closet share within our existing customer base by focusing and developing on our core franchises. We believe we must continue to both innovate with new products and focus on core products in order to drive consumer engagement and increase our closet share. While we continue to do this, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our commitment to offering comfortable and sustainable products. In connection with our strategic transformation plan announced in March 2023, we are refocusing our product strategy on our core franchise products. Our growth within our existing customer base will depend in part on our success focusing our product strategy to appeal to our existing customers.
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. These optimization efforts include a combination of efforts, including evaluating new store openings, slowing the pace of new retail store openings, closing existing stores, investing in store marketing, expanding our third-party partnerships, and exploring the use of third-party distributors in certain international markets, such as the distribution agreements entered into in September 2023 with distributors in Canada and South Korea, and the additional distribution agreements we expect to enter into in other international markets.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
United States	23	27	32	38	42	42	44	45	45
International[1]	12	12	14	13	16	17	18	15	15
Total	35	39	46	51	58	59	62	60	60
Growing Our Product Innovation Platform
Innovation has been core to the Allbirds brand since our inception in 2015. Our future innovation and product pipeline will depend, in part, on our ability to apply our expertise in materials science to source and commercialize materials that are sustainable, durable, and comfortable. Our success in leveraging these materials in our products is partially reliant on the ability of our manufacturing and supply chain partners to produce and distribute these materials at scale. It also takes months of testing before we commercialize new materials and products, which could cause delays in our existing growth plans. In addition, these initiatives may require ongoing investments that could delay our ability to achieve medium to long-term profitability.
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational and capital efficiencies and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. We believe our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, helps put us on a path of achieving profitable growth in the future. We will continue to make similar investments in developing relationships across the full supply chain. Most importantly, we are firmly committed to reducing our carbon footprint and our environmental impact. This commitment may require current and future investments, which may result in higher expenses.
Current Macroeconomic Conditions and Trends
Consumers are increasingly becoming more conscious of the products they purchase and are seeking brands that are responsible and purpose-driven. Consumers’ increasing care in the products and brands they trust has contributed to continued demand for our products. Our status as a PBC and a B Corp highlight our commitment to sustainability and our purpose while providing an objective reference point for consumers. As a purpose-native company, we believe we are well-positioned at the intersection of key macro trends impacting our industry.
However, we continue to monitor and respond to evolving developments regarding recent macroeconomic events including elevated inflation, rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue
1 In the third quarter of 2022, we opened two new international stores and had three store leases expire, resulting in a net reduction of one lease. In the third quarter of 2023, we transitioned the operations of three international stores to distributors.

to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry” in Part I, Item 1A. Risk Factors, for further details.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites and mobile app), our leased retail stores, and third-party retailers and distributors. As of December 31, 2023, the majority of our sales are through our digital channels and leased retail stores. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales to decline in 2024, primarily driven by the planned closure of 10-15 stores in the United States and the international transitions as described above.
Cost of Revenue
Cost of revenue consists primarily of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-downs or write-offs. Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon the sale of products to our customers. We generally expect our cost of revenue to decrease or increase in absolute dollars in line with net revenue fluctuations.
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell in different geographies and channels, price increases, promotional activities, the innovation initiatives we undertake in each product category, cost drivers (including commodity prices, transportation rates, manufacturing costs), and inventory write-downs or write-offs, among other factors. We expect that these factors will result in a stronger gross margin profile in 2024 and beyond.
Operating Expense
Selling, General, and Administrative expense
Selling, general, and administrative expense (“SG&A expense”) consists of personnel and related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, third-party professional fees, information technology, payment processing fees, fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization, software costs, legal fees, and other administrative costs associated with operating the business.
During 2022 and 2023, we reduced our global corporate workforce by 8% and 9%, respectively, and subleased two of our corporate offices in the United States as part of an effort to streamline workflows and lower operating cost, as well as executing on certain other cost control actions, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization, as announced in March 2023, to reduce certain costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense as a percentage of net revenue to continue to decrease as we manage our costs and respond to the promotional environment, and are prioritizing our marketing spend to align with our product strategy.
Impairment Expense
Impairment expense consists of non-cash impairment charges relating to long-lived assets, which include property and equipment and operating lease right-of-use assets. Impairments are determined using our judgment about our anticipated ability to continue to use long-lived assets, current market and economic conditions, and their effects based on information available as of the date of these consolidated financial statements.
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
Restructuring Expense
Restructuring expense consists of professional service fees, severance and other employee-related benefits, and other miscellaneous costs associated with exit and disposal activities. We expect restructuring expense to decrease in 2024 as compared to 2023, as a result of the execution of our March 2023 strategic transformation plan.
Loss from Sales of Businesses
Loss from sales of businesses consists of losses associated with the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, in September 2023, based on the difference between the net book value of assets and liabilities sold against the consideration received.
Interest Income
Interest income primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A, which we refer to as our Credit Agreement. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other (Expense) Income
Other (expense) income consists of gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, Canada, Vietnam, and Hong Kong as of December 31, 2023.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$254,065	$297,766
Cost of revenue	149,833	168,138
Gross profit	104,232	129,628
Operating expense:
Selling, general, and administrative expense(1)(2)	174,044	166,736
Marketing expense	49,042	59,109
Impairment expense	27,392	3,286
Restructuring expense	6,757	782
Total operating expense	257,235	229,913
Loss from operations	(153,003)	(100,285)
Loss from sales of businesses	(2,761)	—
Interest income	4,076	19
Other (expense) income	(436)	139
Loss before provision for income taxes	(152,124)	(100,127)
Income tax provision	(334)	(1,227)
Net loss	$(152,458)	$(101,354)

Other comprehensive loss:
Foreign currency translation gain (loss)	276	(4,277)
Total comprehensive loss	$(152,182)	$(105,631)
________________
(1)Includes stock-based compensation expense of $19.3 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively.
(2)Includes depreciation and amortization expense of $21.1 million and $15.8 million for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
Consolidated Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	59.0%	56.5%
Gross profit	41.0%	43.5%
Operating expense:
Selling, general, and administrative expense	68.5%	56.0%
Marketing expense	19.3%	19.9%
Impairment expense	10.8%	1.1%
Restructuring expense	2.7%	0.3%
Total operating expense	101.2%	77.2%
Loss from operations	(60.2)%	(33.7)%
Loss from sales of businesses	(1.1)%	—%
Interest income	1.6%	0.0%
Other (expense) income	(0.2)%	0.0%
Loss before provision for income taxes	(59.9)%	(33.6)%
Income tax (provision) benefit	(0.1)%	(0.4)%
Net loss	(60.0)%	(34.0)%

Other comprehensive loss:
Foreign currency translation gain (loss)	0.1%	(1.4)%
Total comprehensive loss	(59.9)%	(35.5)%
Comparison of the Years Ended December 31, 2023 and 2022
Net Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenue	$254,065	$297,766	$(43,701)	(14.7)%
Net revenue decreased by $43.7 million, or 14.7%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our net revenue decrease was primarily driven by a lower average selling price, resulting from increased promotional activity. This was partially offset by an increase in third-party net revenue.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$149,833	$168,138	$(18,305)	(10.9)%
Gross profit	104,232	129,628	$(25,396)	(19.6)%
Gross margin	41.0%	43.5%		(5.8)%
Cost of revenue decreased by $18.3 million, or 10.9%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily driven by decreases in freight costs, inventory write-downs, and product costs.
Gross profit decreased by $25.4 million, or 19.6%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in gross profit was primarily driven by the decrease in net revenue at a higher rate than cost of revenue, as reflected in the percent changes above and for each for the factors described above.

Gross margin declined from 43.5% to 41.0% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a lower average selling price in our direct business as a result of increased promotional activity.
Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$174,044	$166,736	$7,308	4.4%
Marketing expense	49,042	59,109	(10,067)	(17.0)%
Impairment expense	27,392	3,286	24,106	733.6%
Restructuring expense	6,757	782	5,975	764.1%
Total operating expense	$257,235	$229,913	$27,322	11.9%
Selling, general, and administrative expense
Selling, general, and administrative expense increased $7.3 million, or 4.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily driven by: a $5.3 million increase in depreciation and amortization due to more stores operating throughout the year, a $3.6 million increase in third-party professional fees and consulting services, and $3.4 million increase in rent and utilities due to more stores in operation, and $1.9 million in personnel and related expenses. These increases were partially offset by decreases of $1.6 million in insurance costs, $1.4 million in credit card and bank fees, and $1.0 million in common stock warrant expense, as well as reductions in retail development costs, employee travel and expense, and other miscellaneous operating expenses.
Marketing expense
Marketing expense decreased $10.1 million, or 17.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Impairment expense
Impairment expense increased by $24.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, as a result of the non-cash impairment of property and equipment and operating lease right-of-use assets associated with certain of our retail stores.
Restructuring expense
Restructuring expense increased by $6.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and consisted primarily of higher professional service fees, severance, and other employee-related benefits incurred as part of our March 2023 strategic transformation plan.
Interest Income

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$4,076	$19	$4,057	21352.6%
Interest income increased by $4.1 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by an increase in interest income on our money market funds.

Other (Expense) Income

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$(436)	$139	$(575)	(413.7)%
Other (expense) income decreased by $0.6 million, for the year ended December 31, 2023 resulting in expense in 2023 as compared to income in the year ended December 31, 2022. The decrease was primarily due to a fluctuations in foreign currency.

Income Tax Provision

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(334)	$(1,227)	$893	(72.8)%
Income tax provision decreased by $0.9 million, or 72.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates.
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
•adjusted EBITDA and adjusted EBITDA margin do not reflect impairment expense for long-lived assets and, although these are a non-cash expense, the assets being impaired may never recover their fair value, increasing our cash requirements;
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
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Year Ended December 31,
	2023	2022
	(in thousands) (unaudited)
Net loss	$(152,458)	$(101,354)
Add (deduct):
Stock-based compensation expense, including common stock warrant expense	19,346	20,026
Depreciation and amortization expense	21,058	15,754
Impairment expense	27,392	3,286
Restructuring expense	6,757	782
Loss from sales of businesses	2,761	—
Other income	(4,076)	(19)
Interest expense (income)	436	(139)
Income tax provision	334	1,227
Adjusted EBITDA	$(78,450)	$(60,437)
Adjusted EBITDA decreased by $18.0 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in adjusted EBITDA was primarily due to the $25.4 million decrease in gross profit, driven by a lower average selling price, partially offset by decreases to marketing expense.
We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Year Ended December 31,
	2023	2022
	(in thousands) (unaudited)
Net revenue	$254,065	$297,766

Net loss	$(152,458)	$(101,354)
Net loss margin	(60.0)%	(34.0)%

Adjusted EBITDA	$(78,450)	$(60,437)
Adjusted EBITDA margin	(30.9)%	(20.3)%

Adjusted EBITDA margin declined from (20.3)% to (30.9)% in the year ended December 31, 2023 compared to the year ended December 31, 2022. The change was primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $130.0 million. Our operations have been funded primarily through net proceeds from sales of equity securities and cash flows from the sale of our products.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under the Credit Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, amounts available for borrowing under the Credit Agreement and issuances of equity securities or debt offerings.
Our material cash requirements for future capital expenditures, which include investments in our existing retail stores, product development, and systems implementations, are expected to be between $8 million and $12 million in 2024, may vary materially from those currently planned and will depend on many factors, including our revenue growth rate, the impact of our strategic transformation plan, our ability to scale across categories, geographies, and channels, our human capital costs, our ability to execute on new marketing initiatives, the timing and extent of spending to support investments in growth and technology initiatives, the market adoption of new products, ESG initiatives to reduce and offset our carbon emissions, and overall macroeconomic conditions. As we continue to execute on our strategic transformation plan announced in March 2023, we expect to see a decrease in future capital expenditures due to fewer store openings in the U.S. and in international markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Our material cash requirements include the following contractual and other obligations:

Debt
In February 2019, we entered into the Credit Agreement, as subsequently amended in March 2023 pursuant to the First Amendment to Credit Agreement and in April 2023 pursuant to the Second Amendment to Credit Agreement. The Credit Agreement, as amended, is an asset-based loan with a revolving line of credit of up to $50.0 million and an optional accordion of up to $50.0 million. Interest on borrowings under the Credit Agreement accrue at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (iii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
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
The Credit Agreement has a maturity date of April 17, 2026. As of December 31, 2023 and 2022, we had no outstanding balances under the Credit Agreement. See Note 6, Long-Term Debt, of our consolidated financial statements included in Part II, Item 8, for more information regarding the Credit Agreement.
Inventory Purchase Obligations

Inventory purchase obligations relate to a supplier agreement that requires us, through our manufacturers, to purchase a minimum quantity of materials per year. As of December 31, 2023, we had inventory purchase obligations of $15.4 million, with $3.2 million payable within 12 months. See Note 12, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our inventory purchase obligations.

Operating Leases
We lease various office and retail spaces for our operations with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions. As of December 31, 2023, we had undiscounted operating lease commitments of $116.2 million, with $19.9 million payable within 12 months. See Note 13, Leases, of our consolidated financial statements included in Part II, Item 8, for more information regarding our operating lease commitments.
Cash Flows

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(30,222)	$(90,583)
Net cash used in investing activities	(7,712)	(32,292)
Net cash provided by financing activities	640	3,581
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	200	(1,515)
Net decrease in cash, cash equivalents, and restricted cash	$(37,094)	$(120,809)
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
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, impairment expense, inventory write-offs and write-downs, and changes in operating assets and liabilities during each year.

During 2023, net cash used in operating activities was $30.2 million, which consisted of a net loss of $152.5 million and a net decrease of $43.8 million in our operating assets and liabilities, partially offset by non-cash charges of $78.4 million added back to net loss. The change in operating assets and liabilities was primarily due to a decrease of $47.5 million in inventory due to lower inventory on hand.
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
Investing Activities
Net cash used in investing activities primarily relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business, partially offset by proceeds from sale of businesses.
Net cash used in investing activities in 2023 and 2022 was $7.7 million and $32.3 million, respectively, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores across the U.S. and internationally.

Financing Activities
Net cash provided by financing activities in 2023 was $0.6 million, primarily due to net proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by taxes withheld on employee stock awards.
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
Impairment of Long-Lived Assets
We evaluate the recoverability of property and equipment, operating lease right-of-use assets, and identifiable intangible assets with definite lives (“long-lived assets”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, present cash flow losses combined with a history of cash flow losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. Assumptions used in these projected cash flows are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our future expectations, competitive factors in its various markets, inflation, revenue trends and other relevant economic factors that may impact the asset group under evaluation.
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). In the fourth quarter of 2023, in response to changes in the way management views the business, we changed our asset groupings from country-level asset groups to individual store level asset groups. The carrying amount of a store asset group includes stores’ operating lease right-of-use assets and property and equipment, which consists primarily of leasehold improvements. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level.
If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured and impairment expense is recognized based on the difference between the independent fair value and carrying value of the asset group. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during 2023 and required an impairment review of our long-lived assets. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows were less than the carrying value of an asset group. For these asset groups, the assets were written down to their fair values, measured primarily on an independent third-party valuation of these long-lived assets.
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions or changes in data used in the third-party valuations as of December 31, 2023 for those asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2023. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.
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
Revenue Recognition
Our primary source of revenue is from sales of shoes and apparel products. We determine revenue recognition in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when transfer of control to the customer has occurred, which is either upon shipment or upon receipt, depending on the terms of sale. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns from and discounts to customers. As customers may return products, we record a reserve for estimated product returns in each reporting period as a reduction of net revenue. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. We believe revenue recognition is subject to uncertainty as actual return costs can differ from previous estimates based on the amount of customer returns or exchanges, which would result in adjustments to the amount of liability and corresponding revenue in the period in which such differences occur. In making such estimates, we analyze historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products.
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
These assumptions and estimates are as follows:
Fair value of common stock—The fair value of our common stock is determined by the closing price, on the grant date, of our common stock, which is traded on Nasdaq.
Expected dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent is used.
Expected volatility—The expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.

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
Risk-free interest rate—The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
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
Smaller Reporting Company Status
We are currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and therefore qualify for reduced disclosure requirements for smaller reporting companies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
ALLBIRDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Allbirds, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allbirds, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
March 12, 2024
We have served as the Company’s auditor since 2016.

ALLBIRDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$130,032	$167,136
Accounts receivable	8,188	9,206
Inventory	57,763	116,796
Prepaid expenses and other current assets	16,423	15,796
Total current assets	212,406	308,934

Property and equipment—net	26,085	54,340
Operating lease right-of-use assets	67,085	91,232
Other assets	7,129	7,858
Total assets	$312,705	$462,364

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,851	12,245
Accrued expenses and other current liabilities	22,987	23,448
Current lease liabilities	15,218	10,263
Deferred revenue	4,551	4,057
Total current liabilities	48,607	50,012

Noncurrent liabilities:
Noncurrent lease liabilities	78,731	95,583
Other long-term liabilities	38	—
Total noncurrent liabilities	78,769	95,583
Total liabilities	$127,376	$145,595

Commitments and contingencies (Note 12)

Stockholders’ equity:
Class A Common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2023 and 2022; 102,579,222 and 96,768,745 shares issued and outstanding as of December 31, 2023 and 2022, respectively	10	10
Class B Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 52,547,761 and 53,137,729 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	579,848	559,106
Accumulated other comprehensive loss	(3,335)	(3,611)
Accumulated deficit	(391,199)	(238,741)
Total stockholders’ equity	185,329	316,769

Total liabilities and stockholders’ equity	$312,705	$462,364
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net revenue	$254,065	$297,766
Cost of revenue	149,833	168,138
Gross profit	104,232	129,628
Operating expense:
Selling, general, and administrative expense	174,044	166,736
Marketing expense	49,042	59,109
Impairment expense	27,392	3,286
Restructuring expense	6,757	782
Total operating expense	257,235	229,913
Loss from operations	(153,003)	(100,285)
Loss from sales of businesses	(2,761)	—
Interest income	4,076	19
Other (expense) income	(436)	139
Loss before provision for income taxes	(152,124)	(100,127)
Income tax provision	(334)	(1,227)
Net loss	$(152,458)	$(101,354)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(0.68)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	151,672,437	148,754,428

Other comprehensive loss:
Foreign currency translation gain (loss)	276	(4,277)
Total comprehensive loss	$(152,182)	$(105,631)
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	49,016,511	$5	98,038,941	$10	$533,709	$666	$(137,386)	$397,004
Issuance of common stock under employee stock purchase plan	311,509	—	—	—	1,201	—	—	1,201
Exercise of stock options	—	—	1,743,005	—	2,585	—	—	2,585
Exercise of common stock warrants, net of shares withheld	—	—	25,717	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	843	—	—	843
Vesting of restricted stock units	770,791	—	—	—	—	—	—	—
Repayment of non-recourse promissory note	—	—	—	—	539	—	—	539
Conversion of Class B shares into Class A common stock	46,669,934	5	(46,669,934)	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	20,230	—	—	20,230
Comprehensive loss	—	—	—	—	—	(4,277)	—	(4,277)
Net loss	—	—	—	—	—	—	(101,354)	(101,354)
Balance as of December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	$—	1,715,629	$—	$203	$—	$—	$203
Vesting of restricted stock units	3,151,571	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	353,309	—	—	—	327	—	—	327
Conversion of Class B shares into Class A common stock	2,305,597	—	(2,305,597)	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,212	—	—	20,212
Comprehensive income	—	—	—	—	—	276	—	276
Net loss	—	—	—	—	—	—	(152,458)	(152,458)
Balance as of December 31, 2023	102,579,222	$10	52,547,761	$5	$579,848	$(3,335)	$(391,199)	$185,329
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(152,458)	$(101,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,005	14,679
Amortization of debt issuance costs	49	49
Stock-based compensation	19,346	19,873
Inventory write-down	8,253	14,437
Deferred taxes	(474)	(898)
Impairment expense	27,374	3,279
Realized loss on equity investment	84	—
Loss from sales of businesses	2,772	—
Changes in assets and liabilities:
Accounts receivable	1,000	1,605
Inventory	47,529	(24,742)
Prepaid expenses and other current assets	(1,158)	18,100
Operating lease right-of-use assets and current and noncurrent lease liabilities	2,555	12,265
Accounts payable and accrued expenses	(6,706)	(37,593)
Other long-term liabilities	38	(10,157)
Deferred revenue	569	(126)
Net cash used in operating activities	(30,222)	(90,583)

Cash flows from investing activities:
Purchase of property and equipment	(10,870)	(31,363)
Proceeds from sale of equity investment	166	—
Proceeds from sales of businesses	2,182	—
Changes in security deposits	810	(929)
Net cash used in investing activities	(7,712)	(32,292)

Cash flows from financing activities:
Payments of deferred offering costs	—	(744)
Repayment of non-recourse promissory note	—	539
Proceeds from issuance of common stock under the employee stock purchase plan	327	1,201
Proceeds from the exercise of stock options	894	2,751
Taxes withheld and paid on employee stock awards	(581)	(166)
Net cash provided by financing activities	640	3,581

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	200	(1,515)
Net decrease in cash, cash equivalents, and restricted cash	(37,094)	(120,809)
Cash, cash equivalents, and restricted cash—beginning of year	167,767	288,576
Cash, cash equivalents, and restricted cash—end of year	$130,673	$167,767

Supplemental disclosures of cash flow information:
Cash paid for interest	$111	$88
Cash paid for taxes	$1,785	$1,424
Noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$—	$601
Non-cash exercise of common stock warrants	$—	$35
Stock-based compensation included in capitalized internal-use software	$866	$1,199
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$130,032	$167,136
Restricted cash included in prepaid expenses and other current assets	641	632
Total cash, cash equivalents, and restricted cash	$130,673	$167,767

ALLBIRDS, INC.
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

1.    Description of Business

Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Headquartered in San Francisco, California, Allbirds is a global lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from sales directly to consumers via our digital and retail channels.
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
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, geopolitical conflicts, and the COVID-19 pandemic, which have led to economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
As of the date of the issuance of the financial statements, we are not aware of any specific event or circumstance related to the aforementioned macroeconomic events that would require us to update our estimates or judgments or adjust the carrying value of our assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Prior to May 4, 2023, our CODMs were our co-Chief Executive Officers. On May 4, 2023, Timothy Brown, transitioned from his co-Chief Executive Officer role to Chief Innovation Officer, a non-executive role, and Joseph Zwillinger, our other co-Chief Executive Officer, was appointed our Chief Executive Officer. As a result, we performed an evaluation to determine our CODM. We determined that Joseph Zwillinger, Chief Executive Officer, was our CODM after May 4, 2023 and as of December 31, 2023.
We operate in one operating segment and one reportable segment, as our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. There was no change in our operating or reportable segments as a result of the change in CODM during the second quarter of 2023.
The following table presents long-lived assets by geographic area, comprising property and equipment - net, definite-lived intangible assets, and operating lease right-of-use assets:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

(in thousands)	December 31, 2023	December 31, 2022
Long-lived assets:
United States	$79,786	$126,988
International	13,465	18,638
Total long-lived assets	$93,251	$145,626
Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenues and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are recognized as other income or expense within the consolidated statements of operations and comprehensive loss.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale accounts receivable was $4.6 million and $6.3 million as of December 31, 2023 and 2022, respectively. Credit card receivables were $2.3 million and $2.1 million as of December 31, 2023 and 2022, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and record reserves as necessary to appropriately value slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the market value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. As of December 31, 2023 and 2022, we recorded an inventory reserve to reduce the value of our inventory by $6.5 million and $8.3 million, respectively, within inventory on the consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the year based on the results of physical inventory counts, we recognized $10.5 million and $15.9 million as cost of revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.
Property and Equipment - Net—Property and equipment - net is stated at cost less accumulated depreciation. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the term of the associated lease. Expenditures for repairs and maintenance are expensed as incurred. Upon disposal, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized as other income or expense in the consolidated statements of operations and comprehensive loss.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Useful lives by major asset classes are below:

Asset Class	Depreciation Period
Computers and equipment	3 years
Furniture and fixtures	3 years
Machinery and equipment	5 years
Internal-use software	3 years
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized Internal-Use Software—Costs of software developed for internal-use is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software. Capitalization of costs begins when the preliminary project stage is completed, management authorizes and commits to funding the computer software project, it is probable that the project will be completed, and the software will be used to perform the function intended. Such costs are capitalized in the period incurred. Capitalization ceases at the point when the project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, which is generally three years. For the years ended December 31, 2023 and 2022, we capitalized $11.0 million and $8.9 million, respectively, in internal-use software within property and equipment in the consolidated balance sheets.
Leases—We determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For any right-of-use assets that are impaired, the lease expense is no longer recognized on a straight-line basis.
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
Any impairment to the associated right-of-use assets is recognized in the period the impairment occurs and is recorded in the consolidated statements of operations and comprehensive loss as impairment expense.
Operating leases are included in operating lease right-of-use assets, current lease liabilities, and noncurrent lease liabilities on the consolidated balance sheets. We did not have any finance leases for any periods presented.
Impairment of Long-Lived Assets—We evaluate the recoverability of property and equipment, operating lease right-of-use assets, and identifiable intangible assets with definite lives (“long-lived assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). In the fourth quarter of 2023, in response to changes in the way management views the business, we changed our asset groupings from country-level asset groups to individual store level asset groups. The carrying amount of a store asset group includes stores’ operating lease right-of-use assets and property and equipment, which consists primarily of leasehold improvements. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level.
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during 2023 and required an impairment review of our long-lived assets. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows are less than the carrying value of an asset group. For these asset groups, the assets were written down to their fair values, measured primarily on an independent third-party valuation of these long-lived assets.
Based on the results of our impairment analysis, we recorded non-cash impairment charges of $27.4 million, recognized as impairment expense in our consolidated statements of operations and comprehensive loss. $9.8 million of the charge related to a reduction of the carrying value of our operating lease right-of-use assets, and $17.6 million related to a reduction of the carrying value of property and equipment included within property and equipment - net. We recognized $3.3 million of impairment expense for the year ended December 31, 2022.
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions or changes in data used in the third-party valuations as of December 31, 2023 for those asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2023. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.
Restructuring—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related charges which are recognized within restructuring expense in the consolidated statements of operations and comprehensive loss.
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2022	$—	$—
Charges	4,521	2,236
Cash Payments	(4,329)	(1,396)
Balance as of December 31, 2023	$192	$840
Business Combinations and Dispositions—In September 2023, we entered into agreements appointing exclusive distributors in South Korea and Canada. Under the distribution arrangements, each third-party distributor operates our existing websites and retail stores and sells products, purchased from us, through various distribution channels, including the retail stores and eCommerce platform, under our brand names in their respective territories.
As part of the appointment, we entered into an asset purchase agreement with each distributor for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada. Refer to Note 3, Business Combinations and Dispositions, for further details.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
3.determination of the transaction price;
4.allocation of the transaction price to the performance obligations in the contract; and
5.recognition of revenue when, or as, we satisfy a performance obligation.
Revenue transactions associated with the sale of our inventory comprise a single performance obligation which consists of the sale of products to customers through our direct to consumer or third party channels. Payment is due either at the time of purchase or within a timeframe specified in the contract, without significant financing components. The consideration received from customers is not variable. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment. Control transfers to retail store customers at the time of sale and to digital customers upon shipment. This transfer of control represents a single deliverable and revenue is recognized at a point in time. We account for shipping and handling fees charged to customers as revenue and we account for shipping and handling costs as fulfillment costs. We recognize the revenue and cost associated with shipping and handling at the time the products are shipped to the customer. Discounts provided to customers are accounted for as a reduction of revenue. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We have two types of contract liabilities: (i) cash collections of purchases, which are included in deferred revenue in the consolidated balance sheets and are recognized as revenue upon shipment; and (ii) unredeemed gift cards and merchandise credits, which are included in deferred revenue in the consolidated balance sheets and recognized as revenue upon redemption.
Gift cards sold to customers do not carry an expiration date and are recorded as deferred revenue until they are redeemed, at which point revenue is recognized. From historical experience, a majority of gift cards are redeemed within a 12-month period from the card issuance date.
We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of December 31, 2023 and 2022 in the consolidated balance sheets.
For the years ended December 31, 2023 and 2022, we recognized $4.1 million and $4.2 million, respectively, of revenue that was deferred as of December 31, 2022 and 2021. As of December 31, 2023 and 2022, we had $0.8 million and $0.4 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped, and $3.8 million and $3.6 million, respectively, in gift card liabilities included in deferred revenue in the consolidated balance sheets. The deferred revenue balance of $4.6 million at December 31, 2023 is expected to be recognized over the next 12 months.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the years ended December 31, 2023 and 2022. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third party sales, and based on the physical store location for retail store sales:

(in thousands)	December 31, 2023	December 31, 2022
Net revenue by primary geographical market:
United States	$191,054	$229,814
International	63,011	67,952
Total net revenue	$254,065	$297,766
Cost of Revenue—Cost of revenue primarily consists of the cost of purchased inventory, inbound and outbound shipping costs, import duties, distribution center and related equipment costs, and inventory write-offs and write-downs.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Shipping costs to receive products from our suppliers are included in the cost of inventory and recognized as cost of revenue upon sale of products to our customers.
Selling, General, and Administrative Expense—Selling, general, and administrative expense consists of personnel and related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, third-party professional fees, information technology, payment processing fees, fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization, software costs, legal fees, and other administrative costs associated with operating the business.
Marketing Expense—Marketing expense consists of advertising costs to market our products and is expensed as incurred.
Stock-Based Compensation—Stock-based compensation expense related to stock awards, including stock options, restricted stock units (“RSUs”), stock awards with market-based or performance-based vesting conditions, and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (“ESPP Rights”), is recognized based on the estimated fair value of the awards on the date of the grant. The fair value of each stock option award and ESPP Right is valued on the grant date using the Black-Scholes option pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant. The fair of stock awards with market-based or performance-based vesting conditions is based on the estimated fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgements made by management and third-party valuation specialists. Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for in the period in which they occur.
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record cash and cash equivalents, accounts receivable, accounts payable, and

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 5, Fair Value Measurements.
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
Smaller Reporting Company—We are currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and therefore qualify for reduced disclosure requirements for smaller reporting companies.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade and account receivables, which may result in the earlier recognition of allowance for losses. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the year ended December 31, 2023.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The adoption of the guidance in the first quarter of 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures as of and for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2020-06 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard will include an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update are effective for reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2023-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the ASC in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures over reportable segment expenses were limited. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.
3.    Business Combinations and Dispositions

Dispositions
In September 2023, as part of our strategic transformation plan announced in March 2023, we sold our South Korean and Canadian businesses to unrelated third-parties. These sales did not qualify for accounting as discontinued operations under ASC 205, Presentation of Financial Statements.

South Korea
On September 5, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our South Korean subsidiary, Allbirds Korea LLC. The net assets sold primarily included inventory and property and equipment related to our retail store lease, offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid consideration of $1.6 million, payable in three separate installments, first commencing within 60 days of the date of the sale and ending on March 31, 2024, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $1.9 million, resulting in a loss of $0.3 million, which was recorded in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

Canada
On September 19, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Canadian subsidiary, Allbirds Canada, ULC. The net assets sold primarily include inventory and property and equipment related to our retail store leases, offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid a total consideration of $1.3 million, payable in four separate installments, commencing on November 15, 2023 and ending on March 15, 2024, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $3.7 million, resulting in a loss of $2.4 million, which was recorded in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

Assets Held for Sale
We classify assets held for sale in accordance with ASC Topic 360. When we make the decision to sell an asset, we assess if such asset should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale,

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. The fair value less cost to sell is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. There were no assets held for sale as of December 31, 2023.
4.    Balance Sheet Components
Inventory
Inventory consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Finished goods	$64,281	$125,065
Reserve to reduce inventories to net realizable value	(6,518)	(8,269)
Total inventory	$57,763	$116,796
Property and Equipment - Net
Property and equipment consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$40,008	$40,305
Furniture and fixtures	23,756	23,988
Internal-use software	29,367	23,393
Machinery and equipment	975	884
Computers and equipment	2,836	1,937
Total property and equipment - gross	96,942	90,507
Less: accumulated depreciation and amortization	(70,857)	(36,167)
Total property and equipment - net	$26,085	$54,340
Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $21.1 million and $15.8 million, respectively, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss.
During the fourth quarter of 2023, we determined that triggering events, including a current-period and history of operating cash flow losses, occurred and required an impairment review of our long-lived assets, including property and equipment. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows were less than the carrying value of an asset group. For these asset groups, the assets were written down to their fair values, measured primarily on an independent third-party valuation of these long-lived assets. As a result, we recognized impairment charges for the year ended December 31, 2023 of $27.4 million, of which $17.6 million related to property and equipment, primarily leasehold improvements within our retail stores.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid expenses	$5,248	$6,283
Inventory returns receivable	927	1,090
Security deposits	458	463
Tax receivable	6,865	6,420
Other receivables	2,284	908
Restricted cash	641	632
Total prepaid expenses and other current assets	$16,423	$15,796
Other Assets
Other assets consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Investment in equity securities	$2,000	$2,250
Security deposits	3,564	4,417
Intangible assets	82	133
Debt issuance costs	8	57
Deferred tax assets	1,475	1,001
Total other assets	$7,129	$7,858
Investments in equity securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the years ended December 31, 2023 and 2022.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. In April 2023, Noho ESG was dissolved. In accordance with the provisions of the SAFE, we were entitled to receive the entire amount of our investment. However, as a result of a shortfall of assets, we received a pro rata share of remaining assets, which included approximately $0.2 million in cash and rights to their intellectual property. Therefore, we recorded a realized loss on our investment of $0.1 million for the year ended December 31, 2023.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Sales-refund reserve	$3,370	$4,534
Taxes payable	1,996	3,336
Employee-related liabilities	4,174	2,624
Accrued expenses	13,447	12,954
Total accrued expenses and other current liabilities	$22,987	$23,448
5.    Fair Value Measurements
Items Measured at Fair Value on a recurring basis
Money Market Funds—In December 2022, we transferred $82.0 million of cash to JPMorgan Chase Bank, N.A to invest in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our consolidated balance sheets as of December 31, 2023 and 2022 and represent Level 1 assets on the fair value hierarchy.
For assets measured at fair value, the following tables summarize the respective fair values and classifications by level of input within the fair value hierarchy as of December 31, 2023 and 2022. We had no liabilities measured at fair value as of December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a non-recurring basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. The investments are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. We recognized a $0.1 million loss for our investment in Noho ESG during the year ended December 31, 2023, as described in Note 4. The carrying values of our investments were $2.0 million and $2.3 million as of December 31, 2023 and 2022, respectively.
6.    Long-term Debt
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
On April 17, 2023, we entered into the Second Amendment to the Original Credit Agreement (the Original Credit Agreement, as amended, the Credit Agreement), which amended the terms of the Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein).
Interest on borrowings under the Credit Agreement accrue at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (iii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
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
As of December 31, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement.

7.    Stockholders’ Equity
As of December 31, 2023 and 2022, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. All classes of our stock have a par value of $0.0001.
Preferred stock
As of December 31, 2023 and 2022, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
As of December 31, 2023 and 2022, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
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
Shares of common stock reserved for future issuance as of December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	8,206,091	12,700,367
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	5,043,892	2,687,819
Shares available for future option grants	11,291,364	13,236,891
RSUs outstanding	10,264,090	4,788,964
PSUs outstanding	525,108	787,660
2021 Employee Stock Purchase Plan:
Shares available for future grants	5,236,950	4,091,248
Total shares of common stock reserved for future issuance	40,567,495	38,292,949

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
8.    Warrants
Common Stock Warrants
Through 2019, we issued warrants to purchase common stock to various third parties. The warrants were exercised in full in August 2022, and therefore, there were no common stock warrants outstanding as of December 31, 2023 and December 31, 2022. We recorded $0.0 million and $1.0 million in common stock warrant expense for the years ended December 31, 2023 and 2022, respectively.
The following is a summary of warrant activity as of December 31, 2022:

Date of issuance	July 2018
Outstanding at December 31, 2021	30,684
Exercised 2022	30,684
Outstanding at December 31, 2022	—
9.    Stock Transactions
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
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of December 31, 2023, the promissory note was outstanding.
Since the notes are limited recourse notes, the note receivables are not reflected in our consolidated balance sheets as of December 31, 2023 and 2022.
10.    Stock-Based Compensation
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
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
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 5,236,950 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP as of December 31, 2023. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 2,850,000 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year. The initial offering period began on November 3, 2021.
Stock Options
A summary of the status of the 2015 Plan and the 2021 Plan as of December 31, 2023 and 2022, and changes during the periods then ended is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	15,388,186	$3.71	6.43	$6,101
Granted	2,638,982	1.39
Exercised	(1,715,629)	0.77		1,807
Forfeited	(1,316,164)	4.29
Cancelled	(1,745,392)	3.86
Outstanding at December 31, 2023	13,249,983	$3.60	6.50	$927
Vested and exercisable at December 31, 2023	8,301,286	4.06	5.18	927
For the years ended December 31, 2023 and 2022, the aggregate intrinsic value of stock options exercised under both equity incentive plans was $1.8 million and $9.6 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of our common stock as of the reporting date.
The weighted-average fair value of options granted during the years ended December 31, 2023 and 2022 was $0.63 and $2.57 per share, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the years ended December 31, 2023 and 2022 for employees and non-employees:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.77%	2.90%
Dividend yield	—	—
Volatility	42.43%	46.87%
Expected lives (in years)	6.0	5.9
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
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2023 to May 2, 2024	Offering Period - May 3, 2023 to November 2, 2023	Offering Period - November 3, 2022 to May 2, 2023	Offering Period - May 3, 2022 to November 2, 2022	Offering Period - November 3, 2021 to May 2, 2022
Risk-free interest rate	5.45%	5.08%	4.44%	2.97%	1.63%
Dividend yield	—	—	—	—	—
Volatility	43.12%	45.59%	43.42%	47.15%	63.00%
Expected lives (in years)	0.5	0.5	0.5	0.5	0.5
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
RSU activity during the year ended December 31, 2023 was as follows:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	4,788,964	$4.86
Granted	12,068,589	1.56
Vested	(3,151,571)	3.47
Forfeited	(3,441,892)	2.87
Unvested at December 31, 2023	10,264,090	$1.93
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
The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense related to PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $1.7 million and $1.4 million as of December 31, 2023 and 2022, respectively, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards. We recognized no stock-based compensation expense for these awards prior to May 2022.
PSU activity for the year ended December 31, 2023 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2022	787,660	$5.11
Granted	—	—
Vested	—	—
Forfeited	(262,552)	4.77
Unvested at December 31, 2023	525,108	$5.29
Stock-based Compensation Expense

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
Stock-based compensation expense, included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, for the years ended December 31, 2023 and 2022 was comprised of the following:

(in thousands)	December 31, 2023	December 31, 2022
Stock-based compensation, net of amounts capitalized	$19,346	$19,031
Capitalized stock-based compensation	866	1,200
Total stock-based compensation	$20,212	$20,231
As of December 31, 2023, there was approximately $6.9 million of total unrecognized compensation cost related to outstanding unvested stock options under both equity incentive plans. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.78 years.
As of December 31, 2023, there was approximately $17.9 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 2.76 years.
As of December 31, 2023, there was approximately $1.0 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 1.42 years.
11.    Income Taxes
The components of loss before provision for income taxes are as follows for the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Loss before provision for income taxes
United States	$(150,009)	$(97,277)
Foreign	(2,115)	(2,850)
	$(152,124)	$(100,127)
Our total provision for income taxes consists of the following for the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—
State	(258)	(195)
Foreign	(550)	(1,931)
	(808)	(2,125)
Deferred
Federal	—	75
State	—	—
Foreign	474	823
	474	898
	$(334)	$(1,227)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended December 31, 2023 and 2022, is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Income tax benefit at statutory rate	(21.00)%	(21.00)%
State income taxes-net of federal provision (benefit)	(4.21)%	(4.38)%
Foreign rate differential	(0.06)%	0.32%
Stock-based compensation	1.33%	1.78%
Charitable contribution	(0.09)%	(0.15)%
Return to provision and other	0.32%	(0.10)%
Uncertain tax positions	0.12%	0.26%
Tax credits	(0.49)%	(1.03)%
Other	0.02%	0.76%
Valuation allowance	24.28%	24.77%
	0.22%	1.23%
Significant components of our net deferred tax assets as of December 31, 2023 and 2022, which are included in other assets in the consolidated balance sheets, are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax asset:
Inventory	$2,117	$2,956
Accruals	800	732
Stock-based compensation	1,822	2,837
Net operating loss carryforwards	43,157	20,126
R&D credits	5,091	4,284
Charitable contributions	3,101	2,932
Intangibles	709	697
Deferred revenue	1,000	974
Advertising	1,910	1,533
Intercompany payable	552	552
Lease liability	24,011	23,511
Section 174 capitalized costs	7,978	6,721
Depreciation	6,995	—
Other	731	755
Total gross deferred tax assets	99,974	68,610
Less: valuation allowance	(81,592)	(45,745)
Total deferred tax assets	18,382	22,865
Deferred tax liabilities:
Prepaid expenses	(388)	(118)
Depreciation	—	(1,694)
Right-of-use assets	(16,519)	(20,052)
Total deferred tax liabilities	(16,907)	(21,864)
Net deferred tax assets	$1,475	$1,001

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
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
The United States federal tax rules generally provide for a 100% deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential state income tax and foreign withholding taxes on distributions. We consider all of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, as a result, no liability for U.S. federal and state income taxes nor foreign withholding taxes has been provided. If we were to repatriate the undistributed earnings of our foreign subsidiaries of approximately $2.2 million back to the U.S., the impact to the consolidated financial statements would not be material.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the year presented is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Unrecognized tax benefits - at beginning of year	$1,634	$1,265
Increases in balances related to tax positions taken in prior years	53	175
Decreases in balances related to tax positions taken in prior years	—	(70)
Increases in balances related to tax positions taken in current year	238	264
Unrecognized tax benefits - at end of year	$1,925	$1,634
We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2023 and 2022, the balance of unrecognized tax benefits of $1.9 million and $1.6 million, respectively, relate to tax credits that, if recognized, would be in the form of a carryforward which is expected to require a full valuation allowance based on present circumstances. Therefore, these unrecognized tax benefits would not have an effect on the effective tax rate. The unrecognized tax benefits are not expected to materially change in the next twelve months. The total amounts of interest and penalties recognized for the years ended December 31, 2023 and 2022 were not material. Our tax years for 2016 through 2022 are still subject to examination by the tax authorities.
At December 31, 2023, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $157.6 million, $194.8 million, and $6.5 million respectively. At December 31, 2022, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $71.4 million, $72.8 million, and $4.5 million, respectively. The federal tax loss carryforwards do not expire. The state and foreign tax loss carryforwards will begin to expire in 2024 and 2026, respectively.
At December 31, 2023, we had federal and state research and development credit carryforwards of $4.3 million and $3.1 million, respectively. The federal tax credit carryforwards will begin to expire in 2035. The state tax credit carryforwards do not expire.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. We do not anticipate these limitations, if any, will significantly impact our ability to utilize the NOLs and tax credit carryforwards.
12.    Commitments and Contingencies
Purchase Commitments

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
On December 15, 2022, we renewed our supplier agreement with Braskem S.A., a Brazilian petrochemical company. The contract requires us, through our manufacturers, to commit to purchase a minimum amount of material per year until 2027. We purchased approximately $2.2 million in material in 2023. The table below shows the minimum purchase amounts per year:

(in thousands)	Braskem S.A.
Fiscal year ended December 31,
2024	$3,171
2025	3,624
2026	4,077
2027	4,530
Total minimum purchase commitments	$15,402
Contingencies
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, for the years ended December 31, 2023 and 2022, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint on November 3, 2023. We intend to vigorously defend against this lawsuit.
On October 3, 2023, we and certain of our executive officers and directors were named as defendants in a shareholder derivative suit, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action and currently stayed. We intend to vigorously defend against these lawsuits.
13.    Leases
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
The components of lease costs, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

(in thousands, except for lease term and discount rate)	December 31, 2023	December 31, 2022
Operating lease costs	$18,404	$16,508
Variable lease costs	224	759
Short-term lease costs	73	596
Sublease income	(176)	(6)
Total lease costs	$18,525	$17,857

Weighted-average remaining lease term (in years)	6.85	7.29
Weighted-average discount rate	5.93%	4.39%
Supplemental cash flow information related to operating leases are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$15,374	$14,657
Right of use assets obtained in exchange for lease liabilities	10,226	34,492
Right of use assets given up for reduction of lease liabilities	(11,707)	—
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of December 31, 2023, are as follows:

(in thousands)	Operating Leases
Fiscal year ended December 31,
2024	$19,920
2025	18,220
2026	16,683
2027	12,684
2028 and after	48,660
Total undiscounted operating lease payments	$116,167
Less: imputed discount	(22,218)
Total operating lease liabilities	$93,949
As discussed in Note 4. Balance Sheet Components, we determined that triggering events, including a current-period and history of operating cash flow losses, occurred and required an impairment review of our long-lived assets associated with our retail store leases, including operating lease right-of-use assets. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows were less than the carrying value of an asset group. For these asset groups, the assets were written down to their fair values, measured primarily on an independent third-party valuation of these long-lived assets. As a result, we recognized impairment charges for the year ended December 31, 2023 of $27.4 million, of which $9.8 million related to our retail store operating lease right-of-use assets.
14.    Net Loss Per Share
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022
per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)	December 31, 2023	December 31, 2022
Numerator:
Net loss attributable to common stockholders	$(152,458)	$(101,354)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	151,672,437	148,754,428
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(0.68)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	December 31, 2023	December 31, 2022

Outstanding stock options	13,249,983	15,388,186
2021 ESPP	—	773
RSUs	10,264,090	4,788,964
PSUs	525,108	787,660
Total anti-dilutive securities	24,039,181	20,965,583
15.    Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the years ended December 31, 2023 and 2022. We made $1.5 million and $1.4 million in matching contributions for the years ended December 31, 2023 and 2022, respectively. We have no intention to terminate the plan.

16.    Subsequent Events
We have evaluated events occurring through March 12, 2024, the date the consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these consolidated financial statements.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) and under the Exchange Act). Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2023, because as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Executive Compensation” and “Non-Employee Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-259188	4.1	September 15, 2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 22, 2020.	S-1	333-259188	10.1	August 31, 2021
4.3	Description of Securities.	10-K	001-40963	4.2	March 16, 2022
10.1#	Allbirds, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-259188	10.2	August 31, 2021
10.2#	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.3#	Allbirds, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40963	10.2	December 7, 2021
10.4#	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.5#	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.6#	Non-Employee Director Compensation Policy.	10-K	001-40963	10.6	March 16, 2022
10.7#	Offer Letter by and between the Registrant and Ann Mitchell.	10-Q	001-40963	10.1	May 10, 2023
10.8#	Offer Letter by and between the Registrant and Joe Vernachio.	S-1/A	333-259188	10.7	September 15, 2021

10.9	Standard Multi-Tenant Office Lease – Gross, by and among the Registrant, International Settlement Holding Corporation, Kristina Gavello Marital Trust, Gail Gavello, James A. Maciel, Gregory A. Maciel, Barry A. Maciel by Gregory A. Maciel POA, Barry Maciel Trust, Claude D. Perasso, Clotilde Goria, Claudia Bressie, Laura Perell, Jeanne Peters and Mary Anne Scarlett, dated July 13, 2016, as amended by Lease Extension Agreement, dated August 24, 2021.	S-1/A	333-259188	10.8	September 15, 2021
10.10	Standard Lease Agreement, by and between the Registrant and Hotaling Partners, LLC, dated November 28, 2017, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.9	August 31, 2021
10.11	Standard Lease Agreement, by and between the Registrant and Eclipse Champagne Building, LLC, dated December 17, 2018, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.10	August 31, 2021
10.12	Credit Agreement, dated as of February 20, 2019, among the Registrant, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	333-259188	10.12	March 10, 2023
10.13	First Amendment to Credit Agreement, dated as of March 8, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	10-K	333-259188	10.13	March 10, 2023
10.14*	Second Amendment to Credit Agreement, dated as of April 17, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	333-259188	10.1	April 19, 2023
21.1	List of Subsidiaries of the Registrant.	S-1/A	333-259188	21.1	September 27, 2021
23.1*	Consent of Deloitte & Touche LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*#	Allbirds, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: March 12, 2024	By:	/s/ Joseph Zwillinger
Joseph Zwillinger
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2024	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Joseph Zwillinger and Ann Mitchell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Zwillinger	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Joseph Zwillinger

/s/ Ann Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2024
Ann Mitchell

/s/ Neil Blumenthal	Director	March 12, 2024
Neil Blumenthal

/s/ Dick Boyce	Director	March 12, 2024
Dick Boyce

/s/ Timothy Brown	Chief Innovation Officer and Director	March 12, 2024
Timothy Brown

/s/ Mandy Fields	Director	March 12, 2024
Mandy Fields

/s/ Ann Freeman	Director	March 12, 2024
Ann Freeman

/s/ Dan Levitan	Director	March 12, 2024
Dan Levitan