Form 10-Q
period 2024-03-31
Allbirds, Inc.
filed 2024-05-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 103,293,982 and the number of shares of the registrant’s Class B common stock outstanding was 52,547,761.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations, financial condition, business strategy and plans, efforts related to our strategic transformation plan, sustainability related efforts, market growth, business models, objectives of management for future operations, and statements regarding the benefits and timing of the roll-out of new products and technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our X account (@allbirds), our LinkedIn
i

account (linkedin.com/company/allbirds), and our Facebook page (@weareallbirds). We use these channels to communicate with investors and the public about our company, our products, and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information contained on, or that can be accessed through, our website or social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

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
•If we fail to satisfy all applicable requirements for continued listing on the Nasdaq stock exchange (including minimum closing bid price requirements), our Class A common stock could be delisted, which could adversely affect the market liquidity of our Class A common stock and cause the market price of our Class A common stock to decrease further.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$102,084	$130,032
Accounts receivable	5,703	8,188
Inventory	60,624	57,763
Prepaid expenses and other current assets	16,813	16,423
Total current assets	185,224	212,406

Property and equipment—net	22,397	26,085
Operating lease right-of-use assets	58,283	67,085
Other assets	6,459	7,129
Total assets	$272,363	$312,705

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$13,144	$5,851
Accrued expenses and other current liabilities	15,302	22,987
Current lease liabilities	14,003	15,218
Deferred revenue	4,261	4,551
Total current liabilities	46,710	48,607

Noncurrent liabilities:
Noncurrent lease liabilities	65,348	78,731
Other long-term liabilities	38	38
Total noncurrent liabilities	65,386	78,769
Total liabilities	$112,096	$127,376

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 103,223,614 and 102,579,222 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 52,547,761 and 52,547,761 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	583,330	579,848
Accumulated other comprehensive loss	(4,548)	(3,335)
Accumulated deficit	(418,530)	(391,199)
Total stockholders’ equity	160,267	185,329

Total liabilities and stockholders’ equity	$272,363	$312,705
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$39,327	$54,352
Cost of revenue	20,871	32,535
Gross profit	18,456	21,817
Operating expense:
Selling, general, and administrative expense	39,706	42,764
Marketing expense	7,760	11,493
Restructuring expense	800	3,239
Total operating expense	48,266	57,496
Loss from operations	(29,810)	(35,679)
Interest income	1,020	808
Other income (expense)	1,698	(74)
Loss before provision for income taxes	(27,092)	(34,945)
Income tax provision	(239)	(221)
Net loss	$(27,331)	$(35,166)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	155,380,544	150,082,295

Other comprehensive (loss) income:
Foreign currency translation (loss) income	(1,213)	230
Total comprehensive loss	$(28,544)	$(34,936)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	77,941	—	63	—	—	63
Vesting of restricted stock units	381,592	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	404,919	—	(404,919)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,912	—	—	5,912
Comprehensive loss	—	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	—	(35,166)	(35,166)
BALANCE - March 31, 2023	97,555,256	$10	52,810,751	$5	$565,081	$(3,381)	$(273,907)	$287,808

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	102,579,222	$10	52,547,761	$5	$579,848	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	25,000	—	52	—	—	52
Vesting of restricted stock units	619,392	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—				—			—
Conversion of Class B shares into Class A common stock	25,000	—	(25,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,431	—	—	3,431
Comprehensive loss	—	—	—	—	—	(1,213)	—	(1,213)
Net loss	—	—	—	—	—	—	(27,331)	(27,331)
BALANCE - March 31, 2024	103,223,614	$10	52,547,761	$5	$583,330	$(4,548)	$(418,530)	$160,267
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,331)	$(35,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,846	5,077
Amortization of debt issuance costs	8	12
Stock-based compensation	3,344	5,670
Inventory write-down	893	2,357
Provision for bad debt	802	—
Impairment of note receivable	404	—
Changes in assets and liabilities:
Accounts receivable	1,630	3,297
Inventory	(3,991)	5,089
Prepaid expenses and other current assets	(419)	430
Operating lease right-of-use assets and current and noncurrent lease liabilities	(5,755)	738
Accounts payable and accrued expenses	(333)	(8,028)
Deferred revenue	(299)	(389)
Net cash used in operating activities	(26,201)	(20,913)

Cash flows from investing activities:
Purchase of property and equipment	(1,122)	(3,035)
Changes in security deposits	52	(50)
Proceeds from sales of businesses	304	—
Net cash used in investing activities	(766)	(3,085)

Cash flows from financing activities:
Proceeds from the exercise of stock options	34	123
Taxes withheld and paid on employee stock awards	(1)	(61)
Net cash provided by financing activities	33	62

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(814)	110
Net decrease in cash, cash equivalents, and restricted cash	(27,748)	(23,826)
Cash, cash equivalents, and restricted cash—beginning of period	130,673	167,767
Cash, cash equivalents, and restricted cash—end of period	$102,925	$143,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$20
Cash paid for taxes	$655	$273
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$53	$542
Stock-based compensation included in capitalized internal-use software	$87	$242
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$102,084	$143,307
Restricted cash included in prepaid expenses and other current assets	841	634
Total cash, cash equivalents, and restricted cash	$102,925	$143,941
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.Description of Business
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Headquartered in San Francisco, California, Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from direct sales, including sales to consumers via our digital and store channels, and from third-party sales, including wholesale sales to our retail partners and distributor sales to our distributor partners.
2.Significant Accounting Policies
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024 (“Form 10-K”).
In our opinion, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
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
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve raising interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
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
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer (“CEO”).
Prior to March 15, 2024, our CEO was Joseph Zwillinger. Effective March 15, 2024, Mr. Zwillinger, transitioned from his role as CEO to a member of the Board of Directors (the “Board”) and advisor to the Company. In connection with Mr. Zwillinger’s transition, the Board appointed Joe Vernachio, our then Chief Operating Officer, to serve as CEO and as a member of the Board. As a result, we performed an evaluation and determined Mr. Vernachio, Chief Executive Officer, was our CODM after March 15, 2024 and as of March 31, 2024.
We operate in one operating segment and one reportable segment, as the CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. There was no change in our operating or reportable segments as a result of the change in CEO during the first quarter of 2024.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables, net of allowances, were $2.7 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively. Credit card receivables were $1.8 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.
For receivables from our wholesale customers and third-party distributors, we perform ongoing evaluations of creditworthiness and maintain an allowance for potential credit losses. We consider past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for our receivables. If the financial condition of our customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. We recorded $0.8 million of bad debt expense and an impairment of $0.4 million of a distributor note receivable for the three months ended March 31, 2024. Bad debt expense is

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
recorded within selling, general, and administrative expense and the impairment of note receivable is recorded with other income or expense within the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, our allowance for doubtful accounts was $1.2 million, which was comprised of $0.8 million within accounts receivable and $0.4 million within prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of March 31, 2024 and December 31, 2023, we recorded an inventory reserve to reduce the value of our inventory by $5.3 million and $6.5 million, respectively, within inventory on the condensed consolidated balance sheets. Related to these inventory reserves, and also including actual shrinkage which is recorded throughout the year based on the results of physical inventory counts, we recorded $1.6 million and $3.2 million as costs of revenue for the three months ended March 31, 2024 and 2023, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and third-party customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three months ended March 31, 2024 and 2023, we recognized $1.1 million and $1.0 million of revenue, that was deferred as of December 31, 2023 and December 31, 2022, respectively. As of March 31, 2024 and December 31, 2023, we had $0.5 million and $0.8 million in cash collections of purchases via our digital channel which had not yet shipped, respectively, and $3.8 million, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. We had deferred revenue balances of $4.3 million, $4.6 million, and $3.7 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The amounts as of March 31, 2024 are expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of March 31, 2024 and December 31, 2023 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three months ended March 31, 2024 and 2023. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and third-party channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$29,232	$40,836
International	10,095	13,516
Total net revenue	$39,327	$54,352
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). We determined that our asset groupings are at the individual store level. The carrying amount of a store asset group includes stores’ operating lease right-of-use assets and property and equipment, which consists primarily of leasehold improvements. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level.
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the first quarter of 2024 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three months ended March 31, 2024.
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
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2023	$192	$840
Charges	326	474
Cash Payments	(258)	(614)
Balance as of March 31, 2024	$260	$700
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for our fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of the guidance in the first quarter of 2024 did not have a material impact on our condensed consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard will include an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update are effective for reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of the guidance in the first quarter of 2024 did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the ASC in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are evaluating the potential impact of this guidance on our condensed consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
over reportable segment expenses were limited. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the potential impact of this guidance on our condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. We are evaluating the potential impact of this guidance on our condensed consolidated financial statements and related disclosures.
3.Business Combinations and Dispositions
Dispositions
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
As a result of our ongoing credit evaluations, we recorded $0.8 million of bad debt expense and an impairment of $0.4 million related to a distributor note receivable for the three months ended March 31, 2024. As of March 31, 2024, our allowance for doubtful accounts was $1.2 million, which was comprised of $0.8 million within accounts receivable and $0.4 million within prepaid expenses and other current assets on the condensed consolidated balance sheets.
4.Balance Sheet Components
Inventory
Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$65,915	$64,281
Reserve to reduce inventories to net realizable value	(5,291)	(6,518)
Total inventory	$60,624	$57,763

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property and Equipment - Net
Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$39,554	$40,008
Furniture and fixtures	24,037	23,756
Internal-use software	30,458	29,367
Machinery and equipment	988	975
Computers and equipment	2,874	2,836
Total property and equipment - gross	97,911	96,942
Less: accumulated depreciation and amortization	(75,514)	(70,857)
Total property and equipment - net	$22,397	$26,085
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $4.8 million and $5.1 million, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$5,638	$5,248
Inventory returns receivable	685	927
Security deposits	1,009	458
Taxes receivable	7,256	6,865
Other receivables	1,384	2,284
Restricted cash	841	641
Total prepaid expenses and other current assets	$16,813	$16,423
Other Assets
Other assets consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Investment in equity securities	$2,000	$2,000
Security deposits	2,903	3,564
Intangible assets	81	82
Debt issuance costs	—	8
Deferred tax assets	1,475	1,475
Total other assets	$6,459	$7,129
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three months ended March 31, 2024.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairment charges or observable price changes for the three months ended March 31, 2023. In April 2023, Noho ESG was dissolved.
Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Sales-refund reserve	$2,419	$3,370
Taxes payable	1,140	1,996
Employee-related liabilities	3,370	4,174
Accrued expenses	8,373	13,447
Total accrued expenses and other current liabilities	$15,302	$22,987
5.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 and represent Level 1 assets on the fair value hierarchy.
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of March 31, 2024. We had no liabilities measured at fair value as of March 31, 2024.

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investment in NFW represents a non-marketable equity security in a privately held company that does not have a readily determinable fair value and is accounted for under the measurement alternative in ASC 321. The investment is accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three months ended March 31, 2024 and 2023, there were no observable price changes or impairments for our NFW investment. The carrying value of our investment was $2.0 million as of March 31, 2024 and December 31, 2023.
6.Long-Term Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Original Credit Agreement”). The Original Credit Agreement was an asset-based loan, which provided for a revolving line of credit of up to $40.0 million, subject to a borrowing base formula, and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
lender commitments and satisfying certain conditions. The Original Credit Agreement had a maturity date of February 20, 2024.
On April 17, 2023, we entered into an amendment to the Original Credit Agreement, which amended the terms of the Original Credit Agreement to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, subject to a borrowing base formula, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) shall occur on any date on which Availability (as defined therein) is less than 25.0% of the Aggregate Revolving Commitments (as defined therein).
Interest on borrowings under the revolving credit facility accrued at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (ii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
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
As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Credit Agreement.
7.Stockholders’ Equity
As of March 31, 2024 and December 31, 2023, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.
Preferred Stock
As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of March 31, 2024 and December 31, 2023, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Shares of common stock reserved for future issuance as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
2015 Equity Incentive Plan:
Options issued and outstanding	7,889,983	8,206,091
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	5,043,892	5,043,892
Restricted stock units outstanding	10,546,602	10,264,090
Performance stock units outstanding	1,179,965	525,108
Shares available for future grants	16,104,869	11,291,364
2021 Employee Stock Purchase Plan:
Shares available for future grants	6,787,896	5,236,950
Total shares of common stock reserved for future issuance	47,553,207	40,567,495
8.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of March 31, 2024, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
9.Stock-Based Compensation
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2023 and March 31, 2024, and changes during the three month period ended March 31, 2024, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,249,983	$3.60	6.50	$927
Granted	—	—
Exercised	(25,000)	1.27
Forfeited	(62,389)	4.38
Cancelled	(228,719)	3.85
Outstanding at March 31, 2024	12,933,875	3.60	6.17	499
Vested and exercisable at March 31, 2024	8,668,272	4.10	4.99	499
There were no stock options granted for the three months ended March 31, 2024. The weighted-average fair value of options granted during the three months ended March 31, 2023 was $0.99. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three months ended March 31, 2023, for employees and non-employees:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31,
2023
Risk-free interest rate	4.12%
Dividend yield	—
Volatility	45.09%
Expected lives (in years)	4.60
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2023 to May 2, 2024	Offering Period - May 3, 2023 to November 2, 2023	Offering Period - November 3, 2022 to May 2, 2023
Risk-free interest rate	5.45%	5.08%	4.44%
Dividend yield	—	—	—
Volatility	43.12%	45.59%	43.42%
Expected lives (years)	0.5	0.5	0.5
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
RSU activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	10,264,090	$1.93
Granted	1,513,365	0.86
Vested	(619,392)	2.68
Forfeited	(611,461)	2.23
Unvested at March 31, 2024	10,546,602	$1.71
Performance Stock Units
In March 2024, in connection with the appointment of Joe Vernachio as CEO, we granted him approximately 0.7 million RSUs with market-based and service-based vesting conditions (“PSUs”). The awards vest based on the achievement of certain stock price targets as well as his continued employment with us. The total grant date fair value of the awards was determined to be $0.1 million.
In May 2022, we granted a target amount of 0.8 million PSUs to certain executives. The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards.
PSU activity during the three months ended March 31, 2024 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	525,108	$5.29
Granted	654,857	0.13
Vested	—	—
Forfeited	—	$—
Unvested at March 31, 2024	1,179,965	$2.35
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation, net of amounts capitalized	$3,344	$5,670
Capitalized stock-based compensation	87	242
Total stock-based compensation	$3,431	$5,912
As of March 31, 2024, there was approximately $5.7 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.68 years. There was approximately $15.6 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.64 years. There was approximately $0.8 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.16 years.
10.Income Taxes
Income tax provision was $0.2 million for the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was 0.8% and 0.6%, respectively. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of March 31, 2024, we are subject to examination by various tax authorities for 2018 through 2023. During the three months ended March 31, 2024, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of March 31, 2024, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
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
12.Leases
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands, except for lease term and discount rate)	2024	2023
Operating lease costs	$4,087	$4,521
Variable lease costs	52	56
Short-term lease costs	44	33
Sublease income	(68)	(13)
Total lease costs	$4,115	$4,596

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)	6.52	7.52
Weighted-average discount rate	5.89%	5.32%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$6,217	$2,014
Right of use assets obtained in exchange for lease liabilities	—	6,827
Right of use assets given up for reduction of lease liabilities	(5,661)	—
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of March 31, 2024, are as follows:

(in thousands)	Operating Lease Payments (1)
Fiscal year ended December 31,
Remainder of 2024	$13,627
2025	16,595
2026	15,059
2027	11,036
2028	9,749
Thereafter	31,180
Total undiscounted operating lease payments	$97,245
Less: imputed discount	17,894
Total operating lease liabilities	$79,350
13.Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,331)	$(35,166)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	155,380,544	150,082,295
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.23)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	March 31, 2024	March 31, 2023
Outstanding stock options	12,933,875	14,866,359
2021 ESPP	107,679	66,094
RSUs	10,546,602	7,084,582
PSUs	1,179,965	787,660
Total anti-dilutive securities	24,768,121	22,804,695
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three months ended March 31, 2024 and 2023. We made $0.3 million and $0.4 million in matching contributions for the three months ended March 31, 2024 and 2023, respectively. We have no intention to terminate the plan.
15.Subsequent Events
We have evaluated events occurring through May 8, 2024, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 57 stores as of March 31, 2024. In addition to our direct business, we selectively partner with third-parties, including retailers and distributors, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three months ended March 31, 2024 and 2023:
•We generated net revenue of $39.3 million and $54.4 million, respectively.
•Our gross margin was 46.9% and 40.1%, respectively.
•We generated net loss of $27.3 million and $35.2 million, respectively.
•We generated adjusted EBITDA loss of $20.9 million and $21.7 million, respectively.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures.
Recent Developments
Strategic Transformation Plan
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
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third party distribution channels. Store optimization will include slowing the pace of new store openings, closing certain stores that do not meet our profitability targets, and investing in corporate and retail store talent and store marketing. As of March 31, 2024, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet, which includes the planned closure of 10-15 stores in 2024. We closed three stores during the three months ended March 31, 2024.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. In the third quarter of 2023, we signed distribution agreements with independent third-party distributors in South Korea and Canada, and completed the transition of these businesses. In the fourth quarter of 2023 and first quarter of 2024, we signed distribution agreements with independent third-party distributors in existing regions of Australasia and Japan, respectively, with transitions expected in mid-year 2024, and in the first quarter of 2024, we signed distribution agreements with independent third-party distributors in the Gulf Countries and Southeast Asia, which are new regions. Distributors oversee the distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect to impact both our short and long term results of operations. The distributor model will result in a reduction to net revenue and gross profit in the near term, because the selling price to distributors will be below the full price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
Our cost savings and capital efficiency initiatives included a reduction of our global corporate workforce of approximately 9% in May 2023 and a transition to a new footwear manufacturing partner, which we completed in 2023. We anticipate that these initiatives will potentially accelerate cost of revenue, selling, general, and administrative expense, and cash optimization savings over the next three years.
Related to these initiatives, we recognized restructuring expenses of $0.8 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively, which are recorded within restructuring expense in the condensed consolidated statement of operations and comprehensive loss. These expenses primarily consist of employee-related benefits and third-party professional fees and other related charges.
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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. These optimization efforts include a combination of efforts, including evaluating new store openings, closing existing stores, investing in store marketing, expanding our third-party partnerships, and continuing the use of third-party distributors in certain international markets, such as the distribution agreements entered into as of the first quarter of 2024 and the additional distribution agreements we expect to enter into in other international markets.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
United States	27	32	38	42	42	44	45	45	42
International[1]	12	14	13	16	17	18	15	15	15
Total stores	39	46	51	58	59	62	60	60	57
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
Ability to Scale Infrastructure for Profitable Growth
To grow our business, we intend to continue to improve our operational and capital efficiencies and thoughtfully optimize our infrastructure. Our ability to scale relies upon our supply chain infrastructure. We believe our investments in direct and meaningful relationships with all of our partners, from raw materials suppliers to Tier 1 manufacturers and logistics providers, helps put us on a path of achieving profitable growth in the future. We will continue to make similar investments in developing relationships across the full supply chain. Most importantly, we
1 In the third quarter of 2023, we transitioned the operations of two stores in Canada and one store in South Korea to unrelated third-party distributors, resulting in a reduction of three international stores. In the first quarter of 2024, we closed the operations of three stores in the US.

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
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels, our leased retail stores, and third-party retailers and distributors. As of March 31, 2024, the majority of our sales are through our digital channels and leased retail stores. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales to decline in 2024, driven by the lower overall demand, the planned closure of 10-15 stores in the United States, and the international transitions as described above.
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

Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense (“SG&A expense”) consists of personnel and related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, third-party professional fees, information technology, payment processing fees, fixed and variable lease costs for corporate offices and retail stores, depreciation and amortization, software costs, legal fees, and other administrative costs associated with operating our business.
We expect our strategic transformation plan, as announced in March 2023, to reduce certain costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense as a percentage of net revenue to continue to decrease as we manage our costs and respond to the promotional environment, and are prioritizing our marketing spend to align with our product strategy.
Restructuring Expense
Restructuring expense consists of professional service fees, severance and other employee-related benefits, and other miscellaneous costs associated with exit and disposal activities. We expect restructuring expense to decrease in 2024 as compared to 2023, as a result of the timing of the execution of our strategic transformation plan.
Interest Income
Interest income (expense) primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Income (Expense)
Other income (expense) consists of gains or losses on lease terminations and modifications, gains or losses on foreign currency, impairment of a note receivable associated with our Canadian third-party distributor, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, Vietnam, Canada, Hong Kong, China, and South Korea as of March 31, 2024.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Statements of Operations Data:
Net revenue	$39,327	$54,352
Cost of revenue	20,871	32,535
Gross profit	18,456	21,817
Operating expense:
Selling, general, and administrative expense(1)(2)	39,706	42,764
Marketing expense	7,760	11,493
Restructuring expense	800	3,239
Total operating expense	48,266	57,496
Loss from operations	(29,810)	(35,679)
Interest income	1,020	808
Other income (expense)	1,698	(74)
Loss before provision for income taxes	(27,092)	(34,945)
Income tax provision	(239)	(221)
Net loss	$(27,331)	$(35,166)

Other comprehensive loss:
Foreign currency translation (loss) income	(1,213)	230
Total comprehensive loss	$(28,544)	$(34,936)
________________
(1)Includes stock-based compensation expense of $3.3 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes depreciation and amortization expense of $4.8 million and $5.1 million for the three months ended March 31, 2024, and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	53.1%	59.9%
Gross profit	46.9%	40.1%
Operating expense:
Selling, general, and administrative expense	101.0%	78.7%
Marketing expense	19.7%	21.1%
Restructuring expense	2.0%	6.0%
Total operating expense	122.7%	105.8%
Loss from operations	(75.8)%	(65.6)%
Interest income	2.6%	1.5%
Other income (expense)	4.3%	(0.1)%
Loss before provision for income taxes	(68.9)%	(64.3)%
Income tax provision	(0.6)%	(0.4)%
Net loss	(69.5)%	(64.7)%

Other comprehensive loss:
Foreign currency translation (loss) income	(3.1)%	0.4%
Total comprehensive loss	(72.6)%	(64.3)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$39,327	$54,352	$(15,025)	(27.6)%
Net revenue decreased by $15.0 million, or 27.6%, for the three months ended March 31, 2024 as compared to the same period in 2023. Our sales decrease was primarily driven by a decrease in the number of units sold as a result of lower demand and lower relative prices offered to our distributors in the regions that were transitioned in the second half of 2023.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$20,871	$32,535	$(11,664)	(35.9)%
Gross profit	18,456	21,817	(3,361)	(15.4)%
Gross margin	46.9%	40.1%
Cost of revenue decreased by $11.7 million, or 35.9%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in units sold, a decrease in inventory write-downs and adjustments, lower freight and logistics costs, and lower product costs.
Gross profit decreased by $3.4 million, or 15.4%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in gross profit was driven by the decrease in the number of units sold, partially offset by lower freight and duties costs, lower product costs, and decreases in inventory write-downs and adjustments.
Our gross margin increased to 46.9% for the three months ended March 31, 2024 from 40.1% in the same period in 2023, primarily due to lower freight and duties costs, lower product costs, and decreases in inventory write-downs and adjustments.
Operating Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$39,706	$42,764	$(3,058)	(7.2)%
Marketing expense	7,760	11,493	(3,733)	(32.5)%
Restructuring expense	800	3,239	(2,439)	(75.3)%
Total operating expense	$48,266	$57,496	$(9,230)	(16.1)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $3.1 million, or 7.2%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in stock-based compensation expense and personnel and related expenses, primarily as a result of lower corporate headcount. This was partially offset by an increase in other miscellaneous operating expenses and fees.

Marketing Expense
Marketing expense decreased by $3.7 million, or 32.5%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense decreased by $2.4 million, or 75.3%, for the three months ended March 31, 2024 as compared to the same period in 2023, and consisted primarily of lower professional service fees and employee-related benefits incurred as part of the strategic transformation plan announced in March 2023.
Interest Income

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$1,020	$808	$212	26.2%
Interest income increased by $0.2 million, or 26.2% from $0.8 million for the three months ended March 31, 2023 to $1.0 million for the three months ended March 31, 2024, primarily driven by an increase in interest income as a result of our short-term investments in money market funds, partially offset by interest expense related to our Credit Agreement.
Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$1,698	$(74)	$1,772	NM
NM = Not meaningful
Other income (expense) increased by $1.8 million, from a loss of $0.1 million for the three months ended March 31, 2023 to income of $1.7 million for the three months ended March 31, 2024, primarily due to $2.5 million in gains on the termination and modification of certain operating leases, offset by $0.4 million from the impairment of a note receivable associated with our Canadian third-party distributor and $0.3 million in foreign currency losses.
Income Tax Provision

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(239)	$(221)	$(18)	8.1%
Income tax provision remained flat at $0.2 million for both the three months ended March 31, 2024 and March 31, 2023. This is due to the mix of geographic income and associated effective tax rates for the comparative periods.

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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, including common stock warrant expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, personnel and related expenses, and other related charges resulting from our strategic initiatives), non-cash gains or losses on the sales of businesses relating to our March 2023 initiatives, other income or expense (consisting of consisting of non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash gains or losses on modifications or terminations of leases), interest income or expense, and income tax provision or benefit.
Adjusted EBITDA margin is defined as adjusted EBITDA divided by net revenue.
There are a number of limitations related to the use of these non-GAAP financial measures. Some of these limitations are:
•adjusted EBITDA and adjusted EBITDA margin do not reflect stock-based compensation expense, and therefore do not include all of our compensation costs;
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(27,331)	$(35,166)
Add (deduct):
Stock-based compensation expense	3,344	5,670
Depreciation and amortization expense	4,771	5,111
Restructuring expense	800	3,239
Other (income) expense	(1,698)	74
Interest (income) expense	(1,020)	(808)
Income tax provision	239	221
Adjusted EBITDA	$(20,895)	$(21,659)
Adjusted EBITDA loss decreased by $0.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased net loss, which was driven primarily by the reductions in selling, general, and administrative expense and marketing expense during the period.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net revenue	$39,327	$54,352

Net loss	$(27,331)	$(35,166)
Net loss margin	(69.5)%	(64.7)%

Adjusted EBITDA	$(20,895)	$(21,659)
Adjusted EBITDA margin	(53.1)%	(39.8)%
Adjusted EBITDA margin declined from (39.8)% to (53.1)% for the three months ended March 31, 2024 as compared to the same period in 2023. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $102.1 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO.
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
Debt

In February 2019, we entered into the Credit Agreement, as subsequently amended in March 2023 pursuant to the First Amendment to Credit Agreement and in April 2023 pursuant to the Second Amendment to Credit Agreement. The Credit Agreement, as amended, is an asset-based loan with a revolving line of credit of up to $50.0 million, subject to a borrowing base formula, and an optional accordion of up to $50.0 million, . Interest on borrowings under the Credit Agreement accrue at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (iii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
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
The Credit Agreement has a maturity date of April 17, 2026. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(26,201)	$(20,913)
Net cash used in investing activities	(766)	(3,085)
Net cash provided by financing activities	33	62
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(814)	110
Net decrease in cash, cash equivalents, and restricted cash	$(27,748)	$(23,826)
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
During the three months ended March 31, 2024, net cash used in operating activities was $26.2 million, which consisted of a net loss of $27.3 million, offset by a net change of $(9.2) million in our operating assets and liabilities and non-cash charges of $10.3 million. The change in operating assets and liabilities was primarily due to a decrease of $5.8 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures and $4.0 million in inventory as a result of higher on-hand inventory.
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
During the three months ended March 31, 2024, net cash used in investing activities was $0.8 million, and consisted primarily of cash outflows for the purchases of property and equipment to support the ongoing operations of our retail stores, offset by $0.3 million of proceeds from the sale of our Korean subsidiary in the third quarter of 2023.
During the three months ended March 31, 2023, net cash used in investing activities was $3.1 million, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $33 thousand and $0.1 million, respectively, primarily due to net proceeds from exercises of stock options, offset by taxes withheld related to employee stock awards.
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
As of March 31, 2024, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 11—Commitments and Contingencies—Legal Proceedings contained in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
In March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow the pace of new store openings, (iii) evaluate a transition of our international go-to-market strategy and (iv) improve cost savings and capital efficiency, which included a further reduction in our global corporate workforce in May 2023 of 21 employees, which represented approximately 9% of our global corporate workforce.
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

We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, we have recognized non-cash inventory write-downs in our consolidated statement of operations and comprehensive loss related to older seasonal products. In September 2023, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, resulting in losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
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
In September 2023, we entered into asset purchase agreements with an unaffiliated distributor in Canada and an unaffiliated distributor in South Korea to purchase certain assets used in the operation of our Canadian and South Korean businesses. Our Canadian and South Korean distributors operate our existing stores and sell products purchased from us through various distribution channels, including the retail stores and eCommerce platform, under our brand names in their particular territory. Historically, we have no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy from a direct to a distributor model. For example, in the fourth quarter of 2023, we entered into distribution agreements with unaffiliated distributors for Australasia and Japan, and in the first quarter of 2024, we entered into distribution agreements unaffiliated distributors for the Gulf Countries and Southeast Asia. The effect of these distributor arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors, negotiate the terms of our agreements with such third parties and complete the implementation of our agreements with them. In addition, certain aspects of these arrangements will not be directly within our control, such as the completion of any employee consultation process that may apply to us in connection with the transition of any particular country (such as New Zealand) and the ability of these third parties to meet their projections regarding sales, to comply with their own legal and contractual obligations, and to maintain good business practices in a manner that reflects positively on the Allbirds brand and reputation. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their retail stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute the distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
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
We incurred full year net losses of $152.5 million and $101.4 million in 2023 and 2022, respectively, and had an accumulated deficit of $418.5 million as of March 31, 2024. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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
As of March 31, 2024, we operated 57 retail store locations across seven countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, both domestically and internationally, which includes the planned closure of 10-15 stores in 2024. We closed three stores during the three months ended March 31, 2024.
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
As of March 31, 2024, we had more than 600 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
In 2022, we began entering into broad-based agreements with third-party retailers, and we have limited operating experience executing this channel distribution strategy at scale. In addition, one of the initiatives under our strategic transformation plan announced in March 2023 is to reduce the pace of new retail store openings and optimize our retail stores while leveraging our agreements with third-party retailers to increase brand awareness and reach new customers. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies, and headcount.
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
Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “BIRD.” To maintain the listing of our Class A common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On April 2, 2024, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our Class A common stock had fallen below $1.00 per share for 30 consecutive days. Our Class A common stock will continue to be listed and traded on the Nasdaq, subject to our compliance with other Nasdaq continued listing standards, and operations are not affected by receipt of the notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days to regain compliance with Nasdaq’s bid price requirement. If, at any time before the 180-day period ends, the bid price for our Class A common stock closes at $1.00 or more for a minimum of 10 consecutive business days, then we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. We may be eligible for an additional 180-day period to regain compliance if we elect to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period on that market. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
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
In addition, as of March 31, 2024, we had stock options outstanding that, if fully exercised, would result in the issuance of 7,889,983 shares of Class B common stock and 5,043,892 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 16,104,869 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 6,787,896 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of March 31, 2024, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Mr. Zwillinger, our co-founder, and Mr. Brown, our co-founder and Chief Innovation Officer, our directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On March 15, 2024, Joey Zwillinger, a director and the former Chief Executive Officer of the Company, and Elizabeth Zwillinger, as Trustees of the Twin Wolves Revocable Trust under Revocable Trust Agreement dated September 27, 2017 (“Seller”) adopted a trading arrangement for the sale of securities of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term through December 11, 2024, provides for the sale of up to 499,998 shares of Class A Common Stock pursuant to the terms of the plan.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2024.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
10.1#	Offer Letter between Allbirds, Inc. and Joseph Vernachio, dated March 9, 2024	8-K	001-40963	10.1	March 12, 2024
10.2#	Transition and Special Advisor Agreement between Allbirds, Inc. and Joseph Zwillinger, dated March 8, 2024	8-K	001-40963	10.2	March 12, 2024
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: May 8, 2024	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)