Form 10-Q
period 2024-06-30
Allbirds, Inc.
filed 2024-08-08
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 106,888,551 and the number of shares of the registrant’s Class B common stock outstanding was 50,847,305.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$87,224	$130,032
Accounts receivable	10,539	8,188
Inventory	53,667	57,763
Prepaid expenses and other current assets	13,726	16,423
Total current assets	165,156	212,406

Property and equipment—net	21,081	26,085
Operating lease right-of-use assets	48,177	67,085
Other assets	5,045	7,129
Total assets	$239,459	$312,705

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$9,966	$5,851
Accrued expenses and other current liabilities	15,276	22,987
Current lease liabilities	10,803	15,218
Deferred revenue	4,246	4,551
Total current liabilities	40,291	48,607

Noncurrent liabilities:
Noncurrent lease liabilities	55,161	78,731
Other long-term liabilities	38	38
Total noncurrent liabilities	55,199	78,769
Total liabilities	$95,490	$127,376

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 106,818,082 and 102,579,222 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 50,847,305 and 52,547,761 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	586,476	579,848
Accumulated other comprehensive loss	(4,860)	(3,335)
Accumulated deficit	(437,662)	(391,199)
Total stockholders’ equity	143,969	185,329

Total liabilities and stockholders’ equity	$239,459	$312,705
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$51,582	$70,480	$90,909	$124,832
Cost of revenue	25,527	40,332	46,398	72,867
Gross profit	26,055	30,148	44,511	51,965
Operating expense:
Selling, general, and administrative expense	33,552	46,207	73,258	88,971
Marketing expense	11,739	12,524	19,499	24,016
Restructuring expense	954	1,041	1,753	4,280
Total operating expense	46,245	59,772	94,510	117,267
Loss from operations	(20,190)	(29,624)	(49,999)	(65,302)
Net loss from the sales of businesses	(194)	—	(194)	—
Interest income	1,228	1,034	2,248	1,842
Other income (expense)	575	(71)	2,273	(145)
Loss before provision for income taxes	(18,581)	(28,661)	(45,672)	(63,605)
Income tax provision	(552)	(276)	(791)	(498)
Net loss	$(19,133)	$(28,937)	$(46,463)	$(64,103)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.19)	$(0.30)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	156,484,008	150,829,129	155,932,276	150,455,712

Other comprehensive loss:
Foreign currency translation loss	(312)	(762)	(1,525)	(532)
Total comprehensive loss	$(19,445)	$(29,699)	$(47,988)	$(64,635)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2023	97,555,256	$10	52,810,751	$5	$565,081	$(3,381)	$(273,907)	$287,808
Exercise of stock options	—	—	235,652	—	16	—	—	16
Vesting of restricted stock units	534,409	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	230,288	—	—	—	233	—	—	233
Conversion of Class B shares into Class A common stock	498,642	—	(498,642)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,489	—	—	5,489
Comprehensive loss	—	—	—	—	—	(762)	—	(762)
Net loss	—	—	—	—	—	—	(28,937)	(28,937)
BALANCE - June 30, 2023	98,818,595	$10	52,547,761	$5	$570,818	$(4,143)	$(302,844)	$263,846

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2024	103,223,614	$10	52,547,761	$5	$583,330	$(4,548)	$(418,530)	$160,267
Exercise of stock options	—	—						—
Vesting of restricted stock units	1,649,105	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,907	—	—	—	130	—	—	130
Conversion of Class B shares into Class A common stock	1,700,456	—	(1,700,456)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,016	—	—	3,016
Comprehensive loss	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	—	(19,133)	(19,133)
BALANCE - June 30, 2024	106,818,082	$10	50,847,305	$5	$586,476	$(4,860)	$(437,662)	$143,969
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	96,768,745	$10	53,137,729	$5	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	313,593	—	78	—	—	78
Vesting of restricted stock units	916,001	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	230,288				233			233
Conversion of Class B shares into Class A common stock	903,561	—	(903,561)	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,401	—	—	11,401
Comprehensive loss	—	—	—	—	—	(532)	—	(532)
Net loss	—	—	—	—	—	—	(64,103)	(64,103)
BALANCE - June 30, 2023	98,818,595	$10	52,547,761	$5	$570,818	$(4,143)	$(302,844)	$263,846

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	102,579,222	$10	52,547,761	$5	$579,848	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	25,000	—	52	—	—	52
Vesting of restricted stock units	2,268,497	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	244,907				130			130
Conversion of Class B shares into Class A common stock	1,725,456	—	(1,725,456)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,446	—	—	6,446
Comprehensive loss	—	—	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	—	—	—	(46,463)	(46,463)
BALANCE - June 30, 2024	106,818,082	$10	50,847,305	$5	$586,476	$(4,860)	$(437,662)	$143,969
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,463)	$(64,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,334	10,033
Amortization of debt issuance costs	8	25
Stock-based compensation	6,273	10,972
Inventory write-down	866	7,444
Realized loss on equity investments	—	84
Provision for bad debt	802	—
Net loss from sales of businesses	194	—
Deferred taxes	393	—
Changes in assets and liabilities:
Accounts receivable	(3,208)	4,585
Inventory	1,492	16,344
Prepaid expenses and other current assets	2,976	195
Operating lease right-of-use assets and current and noncurrent lease liabilities	(8,897)	2,685
Accounts payable and accrued expenses	(3,438)	(8,023)
Deferred revenue	(123)	(326)
Net cash used in operating activities	(41,791)	(20,085)

Cash flows from investing activities:
Purchase of property and equipment	(2,427)	(7,607)
Changes in security deposits	1,173	444
Proceeds from sale of equity investment	—	166
Proceeds from sale of businesses	1,349	—
Net cash provided by (used in) investing activities	95	(6,997)

Cash flows from financing activities:
Proceeds from the exercise of stock options	34	229
Taxes withheld and paid on employee stock awards	(1)	(149)
Proceeds from issuance of common stock under employee stock purchase plan	150	233
Net cash provided by financing activities	183	313

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,092)	(453)
Net decrease in cash, cash equivalents, and restricted cash	(42,605)	(27,222)
Cash, cash equivalents, and restricted cash—beginning of period	130,673	167,767
Cash, cash equivalents, and restricted cash—end of period	$88,068	$140,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$73	$62
Cash paid for taxes	$1,169	$1,268
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$2	$603
Stock-based compensation included in capitalized internal-use software	$173	$429
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$87,224	$139,909

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Restricted cash included in prepaid expenses and other current assets	845	636
Total cash, cash equivalents, and restricted cash	$88,068	$140,545
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance related to the aforementioned macroeconomic events that would require us to update our estimates or judgments or adjust the carrying value of our assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Segments—Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Mr. Vernachio, Chief Executive Officer, is our CODM.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $6.1 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively. Credit card receivables were $3.3 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively.
For receivables from our wholesale customers and third-party distributors, we perform ongoing evaluations of creditworthiness and maintain an allowance for potential credit losses. We consider past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for our receivables. If the financial condition of our customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. We recorded $0.8 million of bad debt expense and an impairment of $0.4 million of a distributor note receivable in the first quarter of 2024. The distributor note receivable was collected during the second quarter of 2024. As of June 30, 2024 the note receivable was current and no additional reserve was recorded. Bad debt expense is recorded within selling, general, and administrative expense. As of June 30, 2024, our allowance for doubtful accounts for accounts receivable was $0.8 million on the condensed consolidated balance sheet.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $0.2 million and $1.7 million of inventory write-downs for the three and six months ended June 30, 2024, respectively, and $4.8 million and $8.0 million of inventory write-downs for the three and six months ended June 30, 2023, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and third-party customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three and six months ended June 30, 2024, we recognized $1.1 million and $2.3 million of revenue that was deferred as of December 31, 2023, respectively. For the three and six months ended June 30, 2023 we recognized $1.0 million and $2.0 million of revenue that was deferred as of December 31, 2022, respectively. As of June 30, 2024 and December 31, 2023, we had $0.6 million and $0.8 million in cash collections of purchases via our digital channel which had not yet shipped, respectively, and $3.6 million, for each period, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. We had deferred revenue balances of $4.2 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively. The amounts as of June 30, 2024 are expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of June 30, 2024 and December 31, 2023 in the condensed consolidated balance sheets.
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and six months ended June 30, 2024 and 2023. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and third-party channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$36,627	$50,748	$65,859	$91,584
International	14,955	19,732	25,050	33,248
Total net revenue	$51,582	$70,480	$90,909	$124,832
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
Level 1—Observable inputs, such as quoted prices in active markets
Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the second quarter of 2024 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three and six months ended June 30, 2024.
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
The following tables present a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of March 31, 2024	$260	$700
Charges	31	922
Cash Payments	(237)	(968)
Balance as of June 30, 2024	$54	$654

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2023	$192	$840
Charges	357	1,396
Cash Payments	(495)	(1,582)
Balance as of June 30, 2024	$54	$654
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
3.Business Combinations and Dispositions
Dispositions
Japan
On May 27, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Japan subsidiary, Allbirds G.K. The net assets sold primarily included inventory and property and equipment related to our retail store leases, partially offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid total consideration of $0.9 million, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was more than the net book value of the transferred net assets of $0.8 million, resulting in an immaterial gain, which was recorded within net loss from the sale of businesses in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024.
Australasia
On June 26, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our New Zealand subsidiary, Allbirds (New Zealand) Limited. The net assets sold primarily included inventory, partially offset by gift card liabilities. As part of this transaction, we are to be paid total consideration of $0.3 million, recorded in other receivables within prepaid expense and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $0.5 million, resulting in a loss of $0.2 million, which was recorded within loss from the sale of businesses in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024.
4.Balance Sheet Components
Inventory
Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$57,559	$64,281
Reserve to reduce inventories to net realizable value	(3,892)	(6,518)
Total inventory	$53,667	$57,763
Property and Equipment - Net
Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$32,410	$40,008
Furniture and fixtures	20,449	23,756
Internal-use software	31,661	29,367
Machinery and equipment	975	975
Computers and equipment	2,651	2,836
Total property and equipment - gross	88,146	96,942
Less: accumulated depreciation and amortization	(67,065)	(70,857)
Total property and equipment - net	$21,081	$26,085

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Depreciation and amortization expense for the three and six months ended June 30, 2024 was $2.6 million and $7.4 million, respectively, and was $5.0 million and $10.1 million for the three and six months ended June 30, 2023, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$5,194	$5,248
Inventory returns receivable	719	927
Security deposits	859	458
Taxes receivable	4,738	6,865
Other receivables	1,371	2,284
Restricted cash	845	641
Total prepaid expenses and other current assets	$13,726	$16,423
Other Assets
Other assets consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Investment in equity securities	$2,000	$2,000
Security deposits	1,907	3,564
Intangible assets	56	82
Debt issuance costs	—	8
Deferred tax assets	1,082	1,475
Total other assets	$5,045	$7,129
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and six months ended June 30, 2024.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairment charges or observable price changes for the three months ended March 31, 2023. In April 2023, Noho ESG was dissolved. In accordance with the provisions of the SAFE, we were entitled to receive the entire amount of our investment. However, as a result of a shortfall of assets, we received a pro rata share of Noho ESG’s remaining assets, which included approximately $0.2 million in cash and rights to its intellectual property. Therefore, we recorded a realized loss on our investment of $0.1 million for the three and six months ended June 30, 2023.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Sales-refund reserve	$2,468	$3,370
Taxes payable	926	1,996
Employee-related liabilities	3,771	4,174
Accrued expenses	8,111	13,447
Total accrued expenses and other current liabilities	$15,276	$22,987
5.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 and represent Level 1 assets on the fair value hierarchy.
The following tables summarize, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of June 30, 2024 and December 31, 2023. We had no liabilities measured at fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$63,000	$—	$—	$63,000
	$63,000	$—	$—	$63,000

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investment in NFW represents a non-marketable equity security in a privately held company that does not have a readily determinable fair value and is accounted for under the measurement alternative in ASC 321. The investment is accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and six months ended June 30, 2024 and 2023, there were no observable price changes or impairments for our NFW investment. The carrying value of our investment was $2.0 million as of June 30, 2024 and December 31, 2023.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Credit Agreement.
7.Stockholders’ Equity
As of June 30, 2024 and December 31, 2023, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.
Preferred Stock
As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of June 30, 2024 and December 31, 2023, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Shares of common stock reserved for future issuance as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
2015 Equity Incentive Plan:
Options issued and outstanding	7,237,212	8,206,091
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	5,031,391	5,043,892
Restricted stock units outstanding	8,852,356	10,264,090
Performance stock units outstanding	917,411	525,108
Shares available for future grants	16,827,780	11,291,364
2021 Employee Stock Purchase Plan:
Shares available for future grants	6,542,989	5,236,950
Total shares of common stock reserved for future issuance	45,409,139	40,567,495
8.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 220,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of June 30, 2024, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2023 and June 30, 2024, and changes during the six month period ended June 30, 2024, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,249,983	$3.60	6.50	$927
Granted	—
Exercised	(25,000)	1.27
Forfeited	(89,670)	4.64
Cancelled	(866,710)	3.86
Outstanding at June 30, 2024	12,268,603	3.58	6.04	343
Vested and exercisable at June 30, 2024	8,663,470	3.99	5.13	343
There were no stock options granted for the three and six months ended June 30, 2024. The weighted-average fair value of options granted during the three and six months ended June 30, 2023 was $0.67 and $0.61, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three and six months ended June 30, 2023, for employees and non-employees:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Risk-free interest rate	3.44%	3.50%
Dividend yield	—	—
Volatility	41.80%	42.08%
Expected lives (in years)	6.13	6.00
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024	Offering Period - May 3, 2023 to November 2, 2023	Offering Period - November 3, 2022 to May 2, 2023
Risk-free interest rate	5.41%	5.45%	5.08%	4.44%
Dividend yield	—	—	—	—
Volatility	37.13%	43.12%	45.59%	43.42%
Expected lives (years)	0.5	0.5	0.5	0.5
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
RSU activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	10,264,090	$1.93
Granted	2,028,365	0.78
Vested	(2,268,497)	2.17
Forfeited	(1,171,602)	2.06
Unvested at June 30, 2024	8,852,356	$1.59
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
satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2024 and 2023, respectively, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards.
PSU activity during the six months ended June 30, 2024 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	525,108	$5.29
Granted	654,857	0.13
Vested	—
Forfeited	(262,554)	$5.11
Unvested at June 30, 2024	917,411	$1.56
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation, net of amounts capitalized	$2,929	$5,302	6,273	10,972
Capitalized stock-based compensation	87	187	173	429
Total stock-based compensation	$3,016	$5,489	$6,446	$11,401
As of June 30, 2024, there was approximately $4.8 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.46 years. There was approximately $12.8 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.57 years. There was approximately $0.6 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.19 years.
10.Income Taxes
Income tax provision was $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 3.0% and 1.7%, respectively, and for the three and six months ended June 30, 2023 was 1.0% and 0.8%, respectively. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of June 30, 2024, we are subject to examination by various tax authorities for 2018 through 2023. During the three and six months ended June 30, 2024, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of June 30, 2024, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint, which the court granted on May 10, 2024, but provided plaintiffs leave to amend the complaint. An amended complaint was filed on June 24, 2024. We intend to vigorously defend against this lawsuit.
On October 3, 2023, we and certain of our executive officers and directors were named as defendants in a shareholder derivative suit, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action. These cases are currently stayed pending the outcome of the Shnayder and Delgado cases. We intend to vigorously defend against these lawsuits.
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for lease term and discount rate)	2024	2023	2024	2023
Operating lease costs	$3,947	$4,697	$8,034	$9,249
Variable lease costs	30	56	82	112
Short-term lease costs	44	37	89	71
Sublease income	(68)	(39)	(135)	(53)
Total lease costs	$3,953	$4,751	$8,070	$9,379

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)	6.47	6.58
Weighted-average discount rate	5.59%	5.50%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$6,018	$4,141	$12,235	$6,148
Right of use assets obtained in exchange for lease liabilities	—	1,665	—	9,231
Right of use assets given up for reduction of lease liabilities	(7,058)	—	(12,718)	—
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of June 30, 2024, are as follows:

(in thousands)	Operating Lease Payments (1)
Fiscal year ended December 31,
Remainder of 2024	$6,724
2025	14,360
2026	13,718
2027	9,759
2028	8,667
Thereafter	26,706
Total undiscounted operating lease payments	$79,934
Less: imputed discount	(13,970)
Total operating lease liabilities	$65,964
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(19,133)	$(28,937)	$(46,463)	$(64,103)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	156,484,008	150,829,129	155,932,276	150,455,712
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.19)	$(0.30)	$(0.43)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	June 30, 2024	June 30, 2023
Outstanding stock options	12,268,603	15,276,617
2021 ESPP	148,710	3,621
RSUs	8,852,356	7,966,430
PSUs	917,411	525,108
Total anti-dilutive securities	22,187,080	23,771,776
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and six months ended June 30, 2024 and 2023. We made $0.3 million and $0.7 million in matching contributions for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. We have no intention to terminate the plan.
15.Subsequent Events
Subsequent to June 30, 2024, we entered into a distribution and licensing agreement with an unrelated third-party (“distributor”) to be our exclusive distributor and licensee in mainland China, Macau and Taiwan. In connection with the appointment of the distributor, we entered into an asset purchase agreement for the sale of certain net assets used in connection with the operations of our China subsidiary, Allbirds (Shanghai) Trading Co., Ltd. At this time, we are evaluating the impact on our condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 43 stores as of June 30, 2024. In addition to our direct business, we selectively partner with third-parties, including retailers and distributors, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three and six months ended June 30, 2024 and 2023:
•We generated net revenues of $51.6 million and $90.9 million for the three and six months ended June 30, 2024, respectively, as compared to $70.5 million and $124.8 million for the same periods in 2023.
•Our gross margin was 50.5% and 49.0% for the three and six months ended June 30, 2024, respectively, as compared to 42.8% and 41.6% for the same periods in 2023.
•We generated net losses of $19.1 million and $46.5 million for the three and six months ended June 30, 2024, respectively, as compared to $28.9 million and $64.1 million for the same periods in 2023.
•We generated adjusted EBITDA losses of $13.7 million and $34.6 million for the three and six months ended June 30, 2024, respectively, as compared to $18.3 million and $39.9 million for the same periods in 2023.
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
Our product and brand initiatives include increasing focus on our core franchises, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as a highly focused brand strategy that reconnects with core consumers. We expect these initiatives to begin to impact the business in the second half of 2024.
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third-party distribution channels. Store optimization will include slowing the pace of new store openings, closing certain stores that do not meet our profitability targets, and investing in corporate and retail store talent and store marketing. As of June 30, 2024, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet, which includes the planned closure of approximately 10-15 stores in the United States 2024. We closed 3 stores in the United States in the first quarter of 2024 and 10 stores in the United States during the second quarter of 2024, for a total closure of 13 stores during the six months ended June 30, 2024.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. In the third quarter of 2023, we transitioned our South Korean and Canadian businesses to independent third-party distributors. In the first half of 2024, we signed distribution agreements with independent third-party distributors in the Gulf Countries, Southeast Asia, Benelux, and Scandinavia. In the second quarter of 2024, we transitioned our Australasian and Japanese businesses to independent third-party distributors. Subsequent to quarter end, the Company announced distribution and licensing agreements and transitioned an additional region, China. Distributors oversee the sale and distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect to impact both our short and long term results of operations. The distributor model will result in a reduction to net revenue and gross profit in the near term for regions we transitioned from a direct model, because the selling price to distributors will be below the retail price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
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
Related to these initiatives, we recognized restructuring expenses of $1.0 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to $1.0 million and $4.3 million for the three and six months ended June 30, 2023, which are recorded within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. These expenses primarily consist of employee-related benefits and third-party professional fees and other related charges.
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
Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our base of existing customers. We aim to grow our closet share within our existing customer base by focusing on and developing our core franchises. We believe we must continue to both innovate with new products and focus on core products in order to drive consumer engagement and increase our closet share. While we continue to do this, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our commitment to offering comfortable and sustainable products. In connection with our strategic transformation plan announced in March 2023, we are refocusing our product strategy on our core franchise products. Our growth within our existing customer base will depend in part on our success focusing our product strategy to appeal to our existing customers.
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. These optimization efforts include a combination of efforts, including evaluating new store openings, closing existing stores, investing in store marketing, expanding our third-party partnerships, and continuing the use of third-party distributors in certain international markets, such as the distribution agreements entered into as of the first half of 2024 and the additional distribution agreements we expect to enter into in other international markets.

Our store count by primary geographical market is presented in the table below, as of the dates presented:

	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 24, 2024
United States[1]	32	38	42	42	44	45	45	42	32
International[2]	14	13	16	17	18	15	15	15	11
Total stores	46	51	58	59	62	60	60	57	43
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
Seasonality
1 In the first quarter of 2024, we closed the operations of three stores in the US. In the second quarter of 2024, we closed the operations of ten stores in the US.
2 In the third quarter of 2023, we transitioned the operations of two stores in Canada and one store in South Korea to unrelated third-party distributors, resulting in a reduction of three international stores. In the second quarter of 2024, we transitioned the operations of two stores in Japan and one store in New Zealand to unrelated third-party distributors, resulting in a reduction of three international stores. In the second quarter of 2024, we closed one store in Europe.

Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels, our leased retail stores, and third-party retailers and distributors. As of June 30, 2024, the majority of our sales are through our digital channels and leased retail stores. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales to decline in 2024, driven by lower unit sales in our direct business, the planned closure of retail stores in the United States, and the international transitions as described above.
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
Through strategic initiatives, we expect to reduce certain costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense as a percentage of net revenue to increase as we prioritize marketing spend to align with our updated product strategy.
Restructuring Expense
Restructuring expense consists of professional service fees, severance and other employee-related benefits, and other miscellaneous costs associated with exit and disposal activities. We expect restructuring expense to decrease in 2024 as compared to 2023, as a result of the timing of the execution of our strategic transformation plan.

Net loss from Sales of Businesses
Net loss from sales of businesses consists of gains or losses associated with the sale of certain net assets used in connection with the operation of our businesses in Japan and Australasia in the second quarter of 2024, based on the difference between the net book value of assets and liabilities sold against the consideration received.
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
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, Vietnam, Hong Kong, Canada, South Korea, and New Zealand as of June 30, 2024.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$51,582	$70,480	$90,909	$124,832
Cost of revenue	25,527	40,332	46,398	72,867
Gross profit	26,055	30,148	44,511	51,965
Operating expense:
Selling, general, and administrative expense(1)(2)	33,552	46,207	73,258	88,971
Marketing expense	11,739	12,524	19,499	24,016
Restructuring expense	954	1,041	1,753	4,280
Total operating expense	46,245	59,772	94,510	117,267
Loss from operations	(20,190)	(29,624)	(49,999)	(65,302)
Net loss from the sales of businesses	(194)	—	(194)	—
Interest income	1,228	1,034	2,248	1,842
Other income (expense)	575	(71)	2,273	(145)
Loss before provision for income taxes	(18,581)	(28,661)	(45,672)	(63,605)
Income tax provision	(552)	(276)	(791)	(498)
Net loss	$(19,133)	$(28,937)	$(46,463)	$(64,103)

Other comprehensive loss:
Foreign currency translation loss	(312)	(762)	(1,525)	(532)
Total comprehensive loss	$(19,445)	$(29,699)	$(47,988)	$(64,635)
________________
(1)Includes stock-based compensation expense of $2.9 million and $6.3 million for the three and six months ended June 30, 2024, respectively, and $5.3 million and $11.0 million for the three and six months ended June 30, 2023, respectively.
(2)Includes depreciation and amortization expense of $2.6 million and $7.4 million for the three and six months ended June 30, 2024, respectively, and $5.0 million and $10.1 million for the three and six months ended June 30, 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.5%	57.2%	51.0%	58.4%
Gross profit	50.5%	42.8%	49.0%	41.6%
Operating expense:
Selling, general, and administrative expense	65.0%	65.6%	80.6%	71.3%
Marketing expense	22.8%	17.8%	21.4%	19.2%
Restructuring expense	1.8%	1.5%	1.9%	3.4%
Total operating expense	89.7%	84.8%	104.0%	93.9%
Loss from operations	(39.1)%	(42.0)%	(55.0)%	(52.3)%
Net loss from the sales of businesses	(0.4)%	—%	(0.2)%	—%
Interest income	2.4%	1.5%	2.5%	1.5%
Other income (expense)	1.1%	(0.1)%	2.5%	(0.1)%
Loss before provision for income taxes	(36.0)%	(40.7)%	(50.2)%	(51.0)%
Income tax provision	(1.1)%	(0.4)%	(0.9)%	(0.4)%
Net loss	(37.1)%	(41.1)%	(51.1)%	(51.4)%

Other comprehensive loss:
Foreign currency translation loss	(0.6)%	(1.1)%	(1.7)%	(0.4)%
Total comprehensive loss	(37.7)%	(42.1)%	(52.8)%	(51.8)%

Comparison of the Three Months Ended June 30, 2024 and 2023
Net Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$51,582	$70,480	$(18,898)	(26.8)%
Net revenue decreased by $18.9 million, or 26.8%, for the three months ended June 30, 2024 as compared to the same period in 2023. Our sales decrease was primarily driven by a decrease in the number of units sold, partially offset by higher average selling prices within our direct business, our transition to third-party distributors in certain international markets, and retail store closures.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$25,527	$40,332	$(14,805)	(36.7)%
Gross profit	26,055	30,148	(4,093)	(13.6)%
Gross margin	50.5%	42.8%
Cost of revenue decreased by $14.8 million, or 36.7%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in units sold, lower freight and duty costs, and a decrease in inventory write-downs and adjustments.
Gross profit decreased by $4.1 million, or 13.6%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease in gross profit was driven by the decrease in the number of units sold, partially offset by lower freight and duty costs and decreases in inventory write-downs and adjustments.
Our gross margin increased to 50.5% for the three months ended June 30, 2024 from 42.8% in the same period in 2023, primarily due to lower freight and duty costs per unit and decreases in inventory write-downs and adjustments.
Operating Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$33,552	$46,207	$(12,655)	(27.4)%
Marketing expense	11,739	12,524	(785)	(6.3)%
Restructuring expense	954	1,041	(87)	(8.4)%
Total operating expense	$46,245	$59,772	$(13,527)	(22.6)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $12.7 million, or 27.4%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in personnel and related expenses, occupancy costs, and stock-based compensation expense.

Marketing Expense
Marketing expense decreased by $0.8 million, or 6.3%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense decreased by $0.1 million, or 8.4%, for the three months ended June 30, 2024 as compared to the same period in 2023, which related to the execution of the strategic transformation plan announced in March 2023.
Net loss From Sales of Businesses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$(194)	$—	$(194)	NM
NM = Not meaningful
Net loss from sales of businesses increased by $0.2 million, as compared to the same period in 2023 where we did not have any sales of businesses, and consisted of the sales of our Japanese and Australasian businesses to unrelated third-party distributors in the second quarter of 2024.
Interest Income

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$1,228	$1,034	$194	18.8%
Interest income increased by $0.2 million, or 18.8%, from $1.0 million for the three months ended June 30, 2023 to $1.2 million for the three months ended June 30, 2024, primarily driven by our short-term investments in money market funds, partially offset by interest expense related to our Credit Agreement.
Other Income (Expense)

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$575	$(71)	$646	NM
NM = Not meaningful
Other income (expense) changed by $0.6 million, from a loss of $0.1 million for the three months ended June 30, 2023 to income of $0.6 million for the three months ended June 30, 2024, primarily due to gains on the termination and modification of certain operating leases and the reversal of the impairment of a note receivable associated with our Canadian third-party distributor, partially offset by foreign currency losses.

Income Tax Provision

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(552)	$(276)	$(276)	100.0%
Income tax provision increased by $0.3 million, or 100.0%, to $0.6 million compared to $0.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. This was due to the mix of geographic income and associated effective tax rates for the comparative periods.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$90,909	$124,832	$(33,923)	(27.2)%
Net revenue decreased by $33.9 million, or 27.2%, for the six months ended June 30, 2024, as compared to the same period in 2023. Our sales decrease was primarily driven by a decrease in the number of units sold within our direct business, our transition to third-party distributors in certain international markets, and retail store closures.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$46,398	$72,867	$(26,469)	(36.3)%
Gross profit	44,511	51,965	(7,454)	(14.3)%
Gross margin	49.0%	41.6%		17.8%
Cost of revenue decreased by $26.5 million, or 36.3%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in units sold, lower freight and duty costs, and a decrease in inventory write-downs and adjustments.
Gross profit decreased by $7.5 million, or 14.3%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in the number of units sold.
Our gross margin increased to 49.0% for the six months ended June 30, 2024 from 41.6% for the same period in 2023, primarily due to lower freight and duty costs per unit and decreases in inventory write-downs and adjustments.
Operating Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$73,258	$88,971	$(15,713)	(17.7)%
Marketing expense	19,499	24,016	(4,517)	(18.8)%
Restructuring expense	1,753	4,280	(2,527)	(59.0)%
Total operating expense	$94,510	$117,267	$(22,757)	(19.4)%

Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $15.7 million, or 17.7%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in personnel and related expenses, stock-based compensation, and occupancy costs.

Marketing Expense
Marketing expense decreased by $4.5 million, or 18.8%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense decreased by $2.5 million, or 59.0%, for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower fees incurred related to the execution of the strategic transformation plan announced in March 2023.
Net loss From Sales of Businesses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$(194)	$—	$(194)	NM
NM = Not meaningful
Net loss from sales of businesses increased by $0.2 million, as compared to the same period in 2023 when we did not have any sales of businesses, and consisted of the sales of our Japanese and Australasian businesses to unrelated third-party distributors in the second quarter of 2024.
Interest Income

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$2,248	$1,842	$406	22%
NM = Not meaningful
Interest income increased by $0.4 million, or 22%, for the six months ended June 30, 2024, primarily driven by our short-term investments in money market funds, partially offset by interest expense related to our Credit Agreement.
Other Income (Expense)

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$2,273	$(145)	$2,418	NM

NM = Not meaningful
Other income (expense) changed by $2.4 million, from expense of $0.1 million for the six months ended June 30, 2023 to income of $2.3 million for the six months ended June 30, 2024, primarily due to gains on the termination and modification of certain operating leases, partially offset by foreign currency losses.
Income Tax Provision

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(791)	$(498)	$(293)	58.8%
Income tax provision increased by $0.3 million, or 58.8%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(19,133)	$(28,937)	$(46,463)	$(64,103)
Add (deduct):
Stock-based compensation expense	2,929	5,302	6,273	10,972
Depreciation and amortization expense	2,574	4,996	7,354	10,107
Restructuring expense	954	1,041	1,753	4,280
Net loss from the sales of businesses	194	—	194	—
Other (income) expense	(575)	71	(2,273)	145
Interest income	(1,228)	(1,034)	(2,248)	(1,842)
Income tax provision	552	277	791	498
Adjusted EBITDA	$(13,733)	$(18,284)	$(34,619)	$(39,943)
Adjusted EBITDA loss decreased by $4.6 million and $5.3 million, respectively, for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The decreases were primarily driven by decreased net loss, which was driven primarily by the reductions in operating expenses during the periods.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Net revenue	$51,582	$70,480	$90,909	$124,832

Net loss	$(19,133)	$(28,937)	$(46,463)	$(64,103)
Net loss margin	(37.1)%	(41.1)%	(51.1)%	(51.4)%

Adjusted EBITDA	$(13,733)	$(18,284)	$(34,619)	$(39,943)
Adjusted EBITDA margin	(26.6)%	(25.9)%	(38.1)%	(32.0)%
Adjusted EBITDA margin declined from (25.9)% to (26.6)% for the three months ended June 30, 2024 as compared to the same period in 2023. The changes were primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $87.2 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO in 2021.
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
Debt

In February 2019, we entered into the Credit Agreement, as subsequently amended in March 2023 pursuant to the First Amendment to Credit Agreement and in April 2023 pursuant to the Second Amendment to Credit Agreement. The Credit Agreement, as amended, is an asset-based loan with a revolving line of credit of up to $50.0 million, subject to a borrowing base formula, and an optional accordion of up to $50.0 million. Interest on borrowings under the Credit Agreement accrue at a variable rate equal to (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.10%, plus (iii) a specified spread of 1.75% or 2.00% dependent on the average quarterly revolver availability, calculated on the last day of each fiscal quarter being greater than 20% of the total revolver commitments or less than or equal to 20% of the total revolver commitments, respectively. The commitment fee under the Credit Agreement is 0.20% per annum on the average daily unused portion of each lender’s commitment. In addition, we are required to pay a fronting fee of 0.125% per annum on the average daily aggregate face amount of issued and outstanding letters of credit. Interest, commitment fees and fronting fees are payable monthly, in arrears.
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
Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(41,791)	$(20,085)
Net cash provided by (used in) investing activities	95	(6,997)
Net cash provided by financing activities	183	313
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,092)	(453)
Net decrease in cash, cash equivalents, and restricted cash	$(42,605)	$(27,222)
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
During the six months ended June 30, 2024, net cash used in operating activities was $41.8 million, which consisted of a net loss of $46.5 million, offset by a net change of $(11.2) million in our operating assets and liabilities and non-cash charges of $15.9 million. The change in operating assets and liabilities was primarily due to a decrease of $8.9 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures.
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
Investing Activities
Net cash used in investing activities typically relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business.
During the six months ended June 30, 2024, net cash provided by investing activities was $0.1 million, and consisted primarily of $1.3 million of proceeds from the sale of our businesses and a decrease of $1.2 million in security deposits related to our closed retail stores, partially offset by     cash outflows for the purchases of property and equipment to support the ongoing operations of our retail stores and corporate development,
During the six months ended June 30, 2023, net cash used in investing activities was $7.0 million, and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively, primarily due to proceeds from the exercise of stock options and proceeds from the issuance of common stock under our employee stock purchase plan, offset by taxes withheld related to employee stock awards.
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
As of June 30, 2024, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, we have recognized non-cash inventory write-downs in our consolidated statement of operations and comprehensive loss related to older seasonal products. In September 2023, May 2024, and June 2024, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea and Canada, Japan, and Australasia, resulting in net losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
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

In the third quarter of 2023 and the second quarter of 2024, we entered into asset purchase agreements with unaffiliated distributors in Canada, South Korea, Australasia and Japan to purchase certain assets used in the operation of our Canadian, South Korean, Australian, New Zealand, and Japanese businesses, respectively. These distributors operate our existing stores in their respective regions and sell products purchased from us through various distribution channels, including the retail stores and eCommerce platform, under our brand names in their particular territory. Historically, we have no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy from a direct to a distributor model. For example, in the first quarter of 2024, we entered into distribution agreements with unaffiliated distributors for the Gulf Countries and Southeast Asia for territories where we did not previously sell directly. The effect of these distributor arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors, negotiate the terms of our agreements with such third parties and complete the implementation of our agreements with them. In addition, certain aspects of these arrangements will not be directly within our control, such as the ability of these third parties to meet their projections regarding sales, to comply with their own legal and contractual obligations, and to maintain good business practices in a manner that reflects positively on the Allbirds brand and reputation. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their retail stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute additional distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
Additionally, as part of a transition from a direct to a distributor model in certain countries, we may incur expenses and charges, including but not limited to, those associated with employees, inventory, leases and long-lived assets, that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We incurred full year net losses of $152.5 million and $101.4 million in 2023 and 2022, respectively, and had an accumulated deficit of $437.7 million as of June 30, 2024. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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
As of June 30, 2024, we operated 43 retail store locations across five countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, both domestically and internationally, which includes the planned closure of 10-15 stores in 2024. We closed 11 and 14 stores during the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2024, we had more than 600 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
Our future success is substantially dependent on highly skilled personnel and if we are unable to attract and retain talent, we may not be able to grow effectively.
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
On June 28, 2024, we filed a definitive Proxy Statement with the SEC that includes a proposal related to the approval of a Reverse Stock Split of our outstanding shares of Class A common stock and Class B common stock at a ratio, ranging from one-for-ten (1:10) to one-for-fifty (1:50), with the exact ratio to be set within that range at the discretion of our Board. The primary goal of the Reverse Stock Split is to increase the per share market price of our Class A common stock to meet the minimum closing bid price criteria for continued listing on Nasdaq. The effect of the Reverse Stock Split, if any, upon the market price of our Class A common stock cannot be accurately predicted. In particular, there can be no assurance that the price for a share of Class A common stock after the Reverse Stock Split will increase in proportion to the reduction in the number of shares of Class A common stock outstanding immediately prior to the Reverse Stock Split. Furthermore, even if the market price of our Class A common stock does rise following the Reverse Stock Split, there can be no assurance that the market price of our Class A common stock immediately after the Reverse Stock Split will be maintained for any period of time. Even if an increased per-share price can be maintained, the Reverse Stock Split may not achieve the desired results that have been outlined above. Moreover, because some investors may view the Reverse Stock Split negatively, the Reverse Stock Split may adversely impact the market price of our Class A common stock.
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
In addition, as of June 30, 2024, we had stock options outstanding that, if fully exercised, would result in the issuance of 7,237,212 shares of Class B common stock and 5,031,391 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 16,827,780 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 6,542,989 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of June 30, 2024, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
(c) Stock Repurchases
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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: August 7, 2024	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)