Form 10-Q
period 2024-09-30
Allbirds, Inc.
filed 2024-11-07
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40963

Allbirds, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3999983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 Hotaling Place
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 5,390,015 and the number of shares of the registrant’s Class B common stock outstanding was 2,542,355. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on September 4, 2024 and began trading on a post-split adjusted basis on September 5, 2024.

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
•We may be unable to successfully execute on our strategic transformation plans or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs or accurately forecast demand and supply for our products.
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
•If we fail to satisfy all applicable requirements for continued listing on the Nasdaq stock exchange, our Class A common stock could be delisted, which could adversely affect the market liquidity of our Class A common stock and cause the market price of our Class A common stock to decrease further.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$78,627	$130,032
Accounts receivable	5,672	8,188
Inventory	57,459	57,763
Prepaid expenses and other current assets	13,571	16,423
Total current assets	155,329	212,406

Property and equipment—net	18,972	26,085
Operating lease right-of-use assets	42,877	67,085
Other assets	4,736	7,129
Total assets	$221,914	$312,705

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,359	$5,851
Accrued expenses and other current liabilities	13,306	22,987
Current lease liabilities	10,604	15,218
Deferred revenue	3,613	4,551
Total current liabilities	45,882	48,607

Noncurrent liabilities:
Noncurrent lease liabilities	48,649	78,731
Other long-term liabilities	38	38
Total noncurrent liabilities	48,687	78,769
Total liabilities	$94,569	$127,376

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 5,387,660 and 5,128,961 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively[1]	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 2,542,365 and 2,627,388 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively[1]	—	—
Additional paid-in capital	589,164	579,862
Accumulated other comprehensive loss	(2,981)	(3,335)
Accumulated deficit	(458,839)	(391,199)
Total stockholders’ equity	127,345	185,329

Total liabilities and stockholders’ equity	$221,914	$312,705
1 Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on September 4, 2024. See Note 2, “Significant Accounting Policies” and Note 7, “Stockholders’ Equity” for additional details.

ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$42,996	$57,244	$133,905	$182,075
Cost of revenue	23,921	32,351	70,319	105,218
Gross profit	19,075	24,893	63,586	76,857
Operating expense:
Selling, general, and administrative expense	30,967	43,545	104,226	132,516
Marketing expense	9,855	10,176	29,354	34,192
Restructuring expense	35	1,234	1,788	5,514
Total operating expense	40,857	54,955	135,368	172,222
Loss from operations	(21,782)	(30,062)	(71,782)	(95,365)
Net loss from the sales of businesses	(236)	(2,346)	(430)	(2,346)
Interest income	744	1,120	2,992	2,961
Other income (expense)	183	(153)	2,457	(298)
Loss before provision for income taxes	(21,091)	(31,441)	(66,763)	(95,048)
Income tax provision	(86)	(134)	(877)	(631)
Net loss	$(21,177)	$(31,575)	$(67,640)	$(95,679)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(2.68)	$(4.15)	$(8.64)	$(12.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,900,246	7,605,191	7,831,158	7,550,254

Other comprehensive income (loss):
Foreign currency translation income (loss)	1,880	(906)	355	(1,438)
Total comprehensive loss	$(19,297)	$(32,481)	$(67,285)	$(97,117)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2023	4,940,930	$1	2,627,388	$—	$570,818	$(4,143)	$(302,844)	$263,846
Exercise of stock options	—	—	20,299	—	78	—	—	78
Vesting of restricted stock units	38,737	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	20,299	—	(20,299)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,938	—	—	4,938
Comprehensive loss	—	—	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	—	—	(31,575)	(31,575)
BALANCE - September 30, 2023	4,999,966	$1	2,627,388	$—	$575,833	$(5,049)	$(334,420)	$236,379

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2024	5,340,904	$1	2,542,365	$—	$586,490	$(4,860)	$(437,662)	$143,969
Vesting of restricted stock units	46,756	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,674	—	—	2,674
Comprehensive income	—	—	—	—	—	1,880	—	1,880
Net loss	—	—	—	—	—	—	(21,177)	(21,177)
BALANCE - September 30, 2024	5,387,660	$1	2,542,365	$—	$589,164	$(2,981)	$(458,839)	$127,345
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2022	4,838,437	$1	2,656,886	$—	$559,106	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	35,979	—	156	—	—	156
Vesting of restricted stock units	84,537	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,514				233			233
Conversion of Class B shares into Class A common stock	65,477	—	(65,477)	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,339	—	—	16,339
Comprehensive loss	—	—	—	—	—	(1,438)	—	(1,438)
Net loss	—	—	—	—	—	—	(95,679)	(95,679)
BALANCE - September 30, 2023	4,999,966	$1	2,627,388	$—	$575,833	$(5,049)	$(334,420)	$236,379

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	1,250	—	52	—	—	52
Vesting of restricted stock units	160,181	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	12,245	—	—	—	130	—	—	130
Conversion of Class B shares into Class A common stock	86,273	—	(86,273)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,120	—	—	9,120
Comprehensive income	—	—	—	—	—	355	—	355
Net loss	—	—	—	—	—	—	(67,640)	(67,640)
BALANCE - September 30, 2024	5,387,660	$1	2,542,365	$—	$589,164	$(2,981)	$(458,839)	$127,345
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,640)	$(95,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,226	15,142
Amortization of debt issuance costs	8	37
Stock-based compensation	8,893	15,662
Inventory write-down	1,248	9,149
Realized loss on equity investments	—	84
Provision for bad debt	253	—
Net loss from sales of businesses	468	2,376
Deferred taxes	393	—
Changes in assets and liabilities:
Accounts receivable	2,247	3,799
Inventory	(4,494)	23,090
Prepaid expenses and other current assets	3,526	750
Operating lease right-of-use assets and current and noncurrent lease liabilities	(10,572)	2,919
Accounts payable and accrued expenses	3,188	(2,783)
Other long-term liabilities	—	9
Deferred revenue	(763)	(53)
Net cash used in operating activities	(53,019)	(25,498)

Cash flows from investing activities:
Purchase of property and equipment	(3,083)	(9,657)
Changes in security deposits	2,156	758
Proceeds from sale of equity investment	—	166
Proceeds from sale of businesses	2,459	—
Net cash provided by (used in) investing activities	1,532	(8,733)

Cash flows from financing activities:
Proceeds from the exercise of stock options	34	516
Taxes withheld and paid on employee stock awards	(1)	(359)
Proceeds from issuance of common stock under employee stock purchase plan	150	233
Net cash provided by financing activities	183	390

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	105	(804)
Net decrease in cash, cash equivalents, and restricted cash	(51,199)	(34,645)
Cash, cash equivalents, and restricted cash—beginning of period	130,673	167,767
Cash, cash equivalents, and restricted cash—end of period	$79,474	$133,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$99	$86
Cash paid for taxes	$1,307	$1,477
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$8	$30
Stock-based compensation included in capitalized internal-use software	$228	$677
Reconciliation of cash, cash equivalents, and restricted cash:

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$78,627	$132,483
Restricted cash included in prepaid expenses and other current assets	848	639
Total cash, cash equivalents, and restricted cash	$79,474	$133,122
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.Description of Business
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Headquartered in San Francisco, California, Allbirds is a global lifestyle brand that innovates with naturally derived materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue is from direct sales, including sales to consumers via our digital and store channels, and from third-party sales, including distributor sales to our distributor partners and wholesale sales to our retail partners.
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
Reverse Stock Split—On August 30, 2024, following stockholder and Board of Directors’ approval, we announced that we had filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Ninth Amended and Restated Certificate of Incorporation (the “Certificate”) to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Class A common stock and Class B common stock (together the “common stock”), at a ratio of 1-for-20, effective as of 5:00 p.m. Eastern Standard Time on September 4, 2024 (the “Effective Time”). Accordingly, each holder of common stock owned fewer shares of common stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholders’s ownership of common stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remained fully paid and nonassessable, without any change in the par value per share.
No fractional shares were issued as a result of the Reverse Stock Split. Instead, each stockholder received a cash payment equal to the fraction of which such stockholder was otherwise entitled multiplied by the closing price per share of Class A common stock on the date of the Effective Time as reported by Nasdaq (as adjusted to give effect to the Reverse Stock Split). The common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Global Select Market on September 5, 2024. The trading symbol for the Class A common stock remained “BIRD.”
All share and per share data in the accompanying condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Allbirds, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve adjusting interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.
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
Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income or expense on the condensed consolidated statements of operations and comprehensive loss.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $4.1 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. Credit card receivables were $1.1 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively.
For receivables from our wholesale customers and third-party distributors, we perform ongoing evaluations of creditworthiness and maintain an allowance for potential credit losses. We consider past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for our receivables. If the financial condition of our customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. We recorded $0.8 million of bad debt expense and an impairment of $0.4 million of a distributor note receivable in the first quarter of 2024. The distributor note receivable was collected during the second quarter of 2024. As of September 30, 2024 the note receivable was current and no additional reserve was recorded. Bad debt expense is recorded within selling, general, and administrative expense. As of September 30, 2024, our allowance for doubtful accounts for accounts receivable was $0.3 million on the condensed consolidated balance sheet.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make provisions as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $1.0 million and $2.7 million of inventory write-downs for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $9.1 million of inventory write-downs for the three and nine months ended September 30, 2023, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. We recognize revenue when control passes to the customer. This occurs at the time products are shipped to digital and third-party customers, and at the point of sale for retail customers, which is when our performance obligation is satisfied. For the three and nine months ended September 30, 2024, we recognized $1.1 million and $3.4 million of revenue that was deferred as of December 31, 2023, respectively. For the three and nine months ended September 30, 2023 we recognized $1.0 million and $3.0 million of revenue that was deferred as of December 31, 2022, respectively. As of September 30, 2024 and December 31, 2023, we had $0.0 million and $0.8 million in cash collections of purchases via our digital channel which had not yet shipped, respectively, and $3.6 million, for each period, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets. We had deferred revenue balances of $3.6 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. The amounts as of September 30, 2024 are expected to be recognized over the next 12 months.
We record a reserve for estimated product returns, based upon historical return trends, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable in prepaid expenses and other current assets, with an offsetting decrease to cost of revenue, as of September 30, 2024 and December 31, 2023 in the condensed consolidated balance sheets.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and nine months ended September 30, 2024 and 2023. We recognized the following net revenue by geographic area based on the primary shipping address of the customer where the sale was made in our digital and third-party channels, and based on the physical store location where the sale was made at a retail store:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$32,041	$43,671	$97,901	$135,555
International	10,955	13,573	36,004	46,520
Total net revenue	$42,996	$57,244	$133,905	$182,075
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the third quarter of 2024 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three and nine months ended September 30, 2024.
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
The following tables present a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the condensed consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of June 30, 2024	$54	$654
Charges	35	—
Cash Payments	—	(654)
Balance as of September 30, 2024	$89	$—

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2023	$192	$840
Charges	391	1,397
Cash Payments	(494)	(2,237)
Balance as of September 30, 2024	$89	$—
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
3.Business Combinations and Dispositions
Dispositions
China
On August 6, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our China subsidiary, Allbirds (Shanghai) Trading Co., LTD. The net assets sold primarily included inventory and property and equipment related to our retail store leases, partially offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid total consideration of $2.1 million, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $2.2 million, resulting in a loss of approximately $0.2 million, which was recorded within net loss from the sale of businesses in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024.
Japan
On May 27, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Japan subsidiary, Allbirds G.K. The net assets sold primarily included inventory and property and equipment related to our retail store leases, partially offset by sales return liabilities and gift card liabilities. As part of this transaction, we are to be paid total consideration of $0.9 million, recorded in other receivables within prepaid expenses and other current assets on our condensed consolidated balance sheet. Consideration received was more than the net book value of the transferred net assets of $0.8 million, resulting in an immaterial gain, which was recorded within net loss from the sale of businesses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.
Australasia

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On June 26, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our New Zealand subsidiary, Allbirds (New Zealand) Limited. The net assets sold primarily included inventory, partially offset by gift card liabilities. As part of this transaction, we are to be paid total consideration of $0.3 million, recorded in other receivables within prepaid expense and other current assets on our condensed consolidated balance sheet. Consideration received was less than the net book value of the transferred net assets of $0.5 million, resulting in a loss of $0.2 million, which was recorded within loss from the sale of businesses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.
4.Balance Sheet Components
Inventory
Inventory consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$60,428	$64,281
Reserve to reduce inventories to net realizable value	(2,969)	(6,518)
Total inventory	$57,459	$57,763
Property and Equipment - Net
Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$19,752	$40,008
Furniture and fixtures	15,732	23,756
Internal-use software	30,300	29,367
Machinery and equipment	640	975
Computers and equipment	2,425	2,836
Total property and equipment - gross	68,849	96,942
Less: accumulated depreciation and amortization	(49,877)	(70,857)
Total property and equipment - net	$18,972	$26,085
Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $2.9 million and $10.2 million, respectively, and was $5.2 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$4,086	$5,248
Inventory returns receivable	547	927
Security deposits	227	458
Taxes receivable	5,490	6,865
Other receivables	2,373	2,284
Restricted cash	848	641
Total prepaid expenses and other current assets	$13,571	$16,423
Other Assets
Other assets consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Investment in equity securities	$2,000	$2,000
Security deposits	1,611	3,564
Intangible assets	43	82
Debt issuance costs	—	8
Deferred tax assets	1,082	1,475
Total other assets	$4,736	$7,129
Investment in Equity Securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. (“NFW”) in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger the performance of an impairment analysis. There were no impairment charges or observable price changes for the three and nine months ended September 30, 2024.
On November 22, 2021, we made a $0.3 million investment in NoHo ESG, Inc. (“NoHo ESG”) via a simple agreement for future equity (“SAFE”). Our investment was carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairment charges or observable price changes for the three months ended March 31, 2023. In April 2023, Noho ESG was dissolved. In accordance with the provisions of the SAFE, we were entitled to receive the entire amount of our investment. However, as a result of a shortfall of assets, we received a pro rata share of Noho ESG’s remaining assets, which included approximately $0.2 million in cash and rights to its intellectual property. Therefore, we recorded a realized loss on our investment of $0.1 million for the three and nine months ended September 30, 2023.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Sales-refund reserve	$1,818	$3,370
Taxes payable	606	1,996
Employee-related liabilities	3,801	4,174
Accrued expenses	7,081	13,447
Total accrued expenses and other current liabilities	$13,306	$22,987
5.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 and represent Level 1 assets on the fair value hierarchy.
The following tables summarize, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of September 30, 2024 and December 31, 2023. We had no liabilities measured at fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,000	$—	$—	$50,000
	$50,000	$—	$—	$50,000

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a Non-Recurring Basis
Equity Investments—Our equity investment in NFW represents a non-marketable equity security in a privately held company that does not have a readily determinable fair value and is accounted for under the measurement alternative in ASC 321. The investment is accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. During the three and nine months ended September 30, 2024 and 2023, there were no observable price changes or impairments for our NFW investment. The carrying value of our investment was $2.0 million as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the Credit Agreement.
7.Stockholders’ Equity
On August 30, 2024, following stockholder approval, we announced that we had filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate to effect a Reverse Stock Split of the Company’s common stock in the ratio of 1-for-20, effective as of 5:00 p.m. Eastern Standard Time on September 4, 2024. Accordingly, each holder of common stock owned fewer shares of common stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of common stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remained fully paid and nonassessable, without any change in the par value per share.
No fractional shares were issued as a result of the Reverse Stock Split. Instead, each stockholder received a cash payment equal to the fraction of which such stockholder was otherwise entitled multiplied by the closing price per share of Class A common stock on the date of the Effective Time as reported by Nasdaq (as adjusted to give effect to the Reverse Stock Split). The common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Global Select Market on September 5, 2024. All share and per share data in the accompanying financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split.
As of September 30, 2024 and December 31, 2023, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share. There was no change in

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Preferred Stock
As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. Our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges, and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock.
Common Stock
As of September 30, 2024 and December 31, 2023, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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
Shares of common stock reserved for future issuance as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
2015 Equity Incentive Plan:
Options issued and outstanding	335,608	410,305
Shares available for future option grants		—
2021 Equity Incentive Plan:
Options issued and outstanding	246,985	252,195
Restricted stock units outstanding	489,973	513,205
Performance stock units outstanding	45,870	26,255
Shares available for future grants	778,488	564,568
2021 Employee Stock Purchase Plan:
Shares available for future grants	327,149	261,848
Total shares of common stock reserved for future issuance	2,224,073	2,028,375
8.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of September 30, 2024, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
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
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 142,500 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of our Class A common stock on the first day of the offering period, or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year.
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2023 and September 30, 2024, and changes during the nine month period ended September 30, 2024, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	662,499	$72.00	6.50	$927
Granted	—	—
Exercised	(1,251)	25.40		2
Forfeited	(7,559)	81.26
Cancelled	(71,096)	79.30
Outstanding at September 30, 2024	582,593	$71.09	6.02	$415
Vested and exercisable at September 30, 2024	434,848	$77.97	5.28	$415
There were no stock options granted for the three and nine months ended September 30, 2024. The weighted-average fair value of options granted during the three and nine months ended September 30, 2023 was $13.20 and $12.60, respectively. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.
The following weighted average assumptions were used for issuances during the three and nine months ended September 30, 2023, for employees and non-employees:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Risk-free interest rate	4.29%	3.77%
Dividend yield	—	—
Volatility	43.12%	42.43%
Expected lives (in years)	6.13	6.04
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024	Offering Period - May 3, 2023 to November 2, 2023
Risk-free interest rate	5.41%	5.45%	5.08%
Dividend yield	—	—	—
Volatility	37.13%	43.12%	45.59%
Expected lives (years)	0.5	0.5	0.5
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
RSU activity during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	513,205	$38.60
Granted	212,508	13.47
Vested	(160,217)	41.94
Forfeited	(75,523)	41.63
Unvested at September 30, 2024	489,973	$26.70
Performance Stock Units
In March 2024, in connection with the appointment of Joe Vernachio as CEO, we granted him approximately 30 thousand RSUs with market-based and service-based vesting conditions (“PSUs”). The awards vest based on the

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
achievement of certain stock price targets as well as his continued employment with us. The total grant date fair value of the awards was determined to be $0.1 million.
In May 2022, we granted a target amount of approximately 40 thousand PSUs to certain executives. The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively. Stock-based compensation expense is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.
PSU activity during the nine months ended September 30, 2024 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	26,255	$105.80
Granted	32,743	2.61
Vested	—	—
Forfeited	(13,128)	102.20
Unvested at September 30, 2024	45,870	$33.17
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation, net of amounts capitalized	$2,620	$4,690	$8,893	$15,662
Capitalized stock-based compensation	54	248	228	677
Total stock-based compensation	$2,674	$4,938	$9,121	$16,339
As of September 30, 2024, there was approximately $4.0 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.27 years. There was approximately $11.8 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.51 years. There was approximately $0.4 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.94 years.
10.Income Taxes
Income tax provision was $0.1 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 0.4% and 1.3%, respectively, and for the three and nine months ended September 30, 2023 was 0.4% and 0.7%, respectively. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of September 30, 2024, we are subject to examination by various tax authorities for 2018 through 2023. During the three and nine months ended September 30, 2024, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of September 30, 2024, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint, which the court granted on May 10, 2024, but provided plaintiffs leave to amend the complaint. An amended complaint was filed on June 24, 2024 and we filed a motion to dismiss on September 5, 2024. Full briefing on the motion is scheduled to be completed in early December 2024. We intend to vigorously defend against this lawsuit.
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for lease term and discount rate)	2024	2023	2024	2023
Operating lease costs	$3,741	$4,666	$11,775	$13,884
Variable lease costs	30	56	112	168
Short-term lease costs	47	3	141	73
Sublease income	(68)	(57)	(203)	(110)
Total lease costs	$3,750	$4,668	$11,825	$14,015

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)	6.23	7.29
Weighted-average discount rate	5.71%	5.55%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,540	$4,246	$15,775	$10,371
Right of use assets obtained in exchange for lease liabilities	—	24	—	8,480
Right of use assets given up for reduction of lease liabilities	(2,699)	—	(15,417)	—
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of September 30, 2024, are as follows:

(in thousands)	Operating Lease Payments
Fiscal year ended December 31,
Remainder of 2024	$3,488
2025	13,495
2026	12,822
2027	9,212
2028	8,089
Thereafter	24,489
Total undiscounted operating lease payments	$71,596
Less: imputed discount	(12,343)
Total operating lease liabilities	$59,253
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
same for both Class A and Class B common stock on an individual or combined basis. In the current quarter, the number of common shares decreased as a result of the Reverse Stock Split, and as such, the computations of earnings per share were adjusted retroactively for all periods presented to reflect the change in capital structure.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,177)	$(31,575)	$(67,640)	$(95,679)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,900,246	7,605,191	7,831,158	7,550,254
Net loss per share attributable to common stockholders, basic and diluted	$(2.68)	$(4.15)	$(8.64)	$(12.67)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	September 30, 2024	September 30, 2023
Outstanding stock options	582,342	737,155
2021 ESPP	1,954	2,185
RSUs	490,364	572,123
PSUs	45,873	26,255
Total anti-dilutive securities	1,120,533	1,337,718
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and nine months ended September 30, 2024 and 2023. We made $0.3 million and $1.0 million in matching contributions for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. We have no intention to terminate the plan.
15.Subsequent Events
We have evaluated events occurring through November 6, 2024, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized multilingual digital platform and our physical footprint of 34 stores as of September 30, 2024. In addition to our direct business, we selectively partner with third-parties, including retailers and distributors, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three and nine months ended September 30, 2024 and 2023:
•We generated net revenue of $43.0 million and $133.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $57.2 million and $182.1 million for the same periods in 2023.
•Our gross margin was 44.4% and 47.5% for the three and nine months ended September 30, 2024, respectively, as compared to 43.5% and 42.2% for the same periods in 2023.
•We generated net loss of $21.2 million and $67.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $31.6 million and $95.7 million for the same periods in 2023.
•We generated adjusted EBITDA loss of $16.2 million and $50.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $19.0 million and $58.9 million for the same periods in 2023.
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
Our product and brand initiatives include increasing focus on our core franchises, through a concentration on comfort and quality and better commercialization of our innovative materials, as well as a highly focused brand strategy that reconnects with core consumers. While these initiatives are underway, we expect they will begin to impact the business in the second half of 2025.
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third-party distribution channels. Store optimization will include slowing the pace of new store openings, closing certain stores that do not meet our profitability targets, and investing in corporate and retail store talent and store marketing. As of September 30, 2024, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet, which includes the planned closure of approximately 10-15 stores in the United States in 2024. We closed 3 stores in the United States in the first quarter of 2024, 10 stores in the United States during the second quarter of 2024, and 1 store in the United States during the third quarter of 2024, for a total closure of 14 stores during the nine months ended September 30, 2024.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. With respect to geographies we operated directly, in the third quarter of 2023, we transitioned our South Korean and Canadian businesses, in the second quarter of 2024, we transitioned our businesses in Australasian and Japan, and in the third quarter of 2024, we transitioned our business in China, in each instance, to independent third-party distributors. In addition, we have begun to partner with third-party distributors in new geographies. In the first and second quarters of 2024, we signed distribution agreements with independent third-party distributors in the Gulf Countries, Southeast Asia, Benelux, and Scandinavia. In the third quarter of 2024, we signed a distribution agreement with an independent third-party distributor for six countries in Europe. Distributors oversee the sale and distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect to impact both our short and long term results of operations. The distributor model will result in a reduction to net revenue and gross profit in the near term for regions we transitioned from a direct model, because the selling price to distributors will be below the retail price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
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
Related to these initiatives, we recognized restructuring expenses of $0.0 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, compared to $1.2 million and $5.5 million for the three and nine months ended September 30, 2023, which are recorded within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. These expenses primarily consist of employee-related benefits and third-party professional fees and other related charges.

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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. These optimization efforts include a combination of efforts, including evaluating new store openings and store closings, investing in store marketing, expanding our third-party partnerships, and continuing the use of third-party distributors in certain international markets, such as the distribution agreements entered into in 2024 and the additional distribution agreements we expect to enter into in other international markets.

Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
United States[2]	38	42	42	44	45	45	42	32	31
International[3]	13	16	17	18	15	15	15	11	3
Total stores	51	58	59	62	60	60	57	43	34
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
However, we continue to monitor and respond to evolving developments regarding recent macroeconomic events including elevated inflation, changing interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry—Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products” in Part II, Item 1A. Risk Factors, for further details.
Seasonality
2 In the first quarter of 2024, we closed the operations of three stores in the US. In the second quarter of 2024, we closed the operations of ten stores in the US. In the third quarter of 2024, we closed the operation of one store in the US.
3 In the third quarter of 2023, we transitioned the operations of two stores in Canada and one store in South Korea to unrelated third-party distributors. In the second quarter of 2024, we transitioned the operations of two stores in Japan and one store in New Zealand to unrelated third-party distributors and closed one store in Europe. In the third quarter of 2024, we transitioned the operations of six stores in China to an unrelated third-party distributor and closed two stores in Europe.

Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our products. We sell products directly through our own digital channels, our leased retail stores, and third-party retailers and distributors. As of September 30, 2024, the majority of our sales are through our digital channels and leased retail stores. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales to decline in 2024, driven by lower unit sales in our direct business, including the planned closure of retail stores in the United States, and the international transitions as described above.
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
Operating Expense
Selling, General, and Administrative Expense
Selling, general, and administrative expense (“SG&A expense”) consists of personnel and related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, third-party professional fees, software costs, payment processing fees, fixed and variable lease costs for retail stores and corporate offices, depreciation and amortization, legal fees, and other administrative operating costs.
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

Net loss from Sales of Businesses
Net loss from sales of businesses consists of gains or losses associated with the sale of certain net assets used in connection with the operation of our businesses in Japan and Australasia in the second quarter of 2024, and China in the third quarter of 2024, based on the difference between the net book value of assets and liabilities sold against the consideration received.
Interest Income
Interest income primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreement with JPMorgan Chase Bank, N.A. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Income (Expense)
Other income (expense) consists of gains or losses on lease terminations and modifications, gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, Vietnam, Hong Kong, Canada, New Zealand, and South Korea as of September 30, 2024.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$42,996	$57,244	$133,905	$182,075
Cost of revenue	23,921	32,351	70,319	105,218
Gross profit	19,075	24,893	63,586	76,857
Operating expense:
Selling, general, and administrative expense(1)(2)	30,967	43,545	104,226	132,516
Marketing expense	9,855	10,176	29,354	34,192
Restructuring expense	35	1,234	1,788	5,514
Total operating expense	40,857	54,955	135,368	172,222
Loss from operations	(21,782)	(30,062)	(71,782)	(95,365)
Net loss from the sales of businesses	(236)	(2,346)	(430)	(2,346)
Interest income	744	1,120	2,992	2,961
Other income (expense)	183	(153)	2,457	(298)
Loss before provision for income taxes	(21,091)	(31,441)	(66,763)	(95,048)
Income tax provision	(86)	(134)	(877)	(631)
Net loss	$(21,177)	$(31,575)	$(67,640)	$(95,679)

Other comprehensive income (loss):
Foreign currency translation income (loss)	1,880	(906)	355	(1,438)
Total comprehensive loss	$(19,297)	$(32,481)	$(67,285)	$(97,117)
________________
(1)Includes stock-based compensation expense of $2.6 million and $8.9 million for the three and nine months ended September 30, 2024, respectively, and $4.7 million and $15.7 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes depreciation and amortization expense of $2.9 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $15.3 million for the three and nine months ended September 30, 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.6%	56.5%	52.5%	57.8%
Gross profit	44.4%	43.5%	47.5%	42.2%
Operating expense:
Selling, general, and administrative expense	72.0%	76.1%	77.8%	72.8%
Marketing expense	22.9%	17.8%	21.9%	18.8%
Restructuring expense	0.1%	2.2%	1.3%	3.0%
Total operating expense	95.0%	96.0%	101.1%	94.6%
Loss from operations	(50.7)%	(52.5)%	(53.6)%	(52.4)%
Net loss from the sales of businesses	(0.5)%	(4.1)%	(0.3)%	(1.3)%
Interest income	1.7%	2.0%	2.2%	1.6%
Other income (expense)	0.4%	(0.3)%	1.8%	(0.2)%
Loss before provision for income taxes	(49.1)%	(54.9)%	(49.9)%	(52.2)%
Income tax provision	(0.2)%	(0.2)%	(0.7)%	(0.3)%
Net loss	(49.3)%	(55.2)%	(50.5)%	(52.5)%

Other comprehensive income (loss):
Foreign currency translation income (loss)	4.4%	(1.6)%	0.3%	(0.8)%
Total comprehensive loss	(44.9)%	(56.7)%	(50.2)%	(53.3)%

Comparison of the Three Months Ended September 30, 2024 and 2023
Net Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$42,996	$57,244	$(14,248)	(24.9)%
Net revenue decreased by $14.2 million, or 24.9%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of units sold, partially offset by higher average selling prices within our direct business, our transition to third-party distributors in certain international markets, and retail store closures.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$23,921	$32,351	$(8,430)	(26.1)%
Gross profit	19,075	24,893	(5,818)	(23.4)%
Gross margin	44.4%	43.5%
Cost of revenue decreased by $8.4 million, or 26.1%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in units sold, lower freight, duty, and warehouse costs, and a decrease in inventory write-downs and adjustments.
Gross profit decreased by $5.8 million, or 23.4%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in gross profit was driven by the decrease in the number of units sold, lower freight, duty, and warehouse costs and a decrease in inventory write-downs and adjustments.
Our gross margin increased to 44.4% for the three months ended September 30, 2024 from 43.5% in the same period in 2023, primarily due to lower freight, duty, and warehouse costs per unit and a decrease in inventory write-downs and adjustments.
Operating Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$30,967	$43,545	$(12,578)	(28.9)%
Marketing expense	9,855	10,176	(321)	(3.2)%
Restructuring expense	35	1,234	(1,199)	(97.2)%
Total operating expense	$40,857	$54,955	$(14,098)	(25.7)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $12.6 million, or 28.9%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in personnel and related expenses, depreciation and amortization expense, stock-based compensation expense, and occupancy costs.

Marketing Expense
Marketing expense decreased by $0.3 million, or 3.2%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense decreased by $1.2 million, or 97.2%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by execution of the strategic transformation plan announced in March 2023.
Net loss From Sales of Businesses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$(236)	$(2,346)	$2,110	(89.9)%

Net loss from sales of businesses decreased by $2.1 million, or 89.9% , for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the mix of businesses sold to unrelated third-party distributors in each period.
Interest Income

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$744	$1,120	$(376)	(33.6)%
Interest income decreased by $0.4 million, or 33.6%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by a decrease in our short-term investments in money market funds and interest expense related to our Credit Agreement.
Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$183	$(153)	$336	NM
NM = Not meaningful
Other income (expense) changed by $0.3 million, from a loss of $0.2 million for the three months ended September 30, 2023 to income of $0.2 million for the three months ended September 30, 2024, primarily due to gains on the termination and modification of certain operating leases, partially offset by foreign currency losses.
Income Tax Provision

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(86)	$(134)	$48	(35.8)%

Income tax provision decreased by $0.05 million, or 35.8%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily due to the mix of geographic income and associated effective tax rates for the comparative periods.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$133,905	$182,075	$(48,170)	(26.5)%
Net revenue decreased by $48.2 million, or 26.5%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of units sold, partially offset by higher average selling prices within our direct business, our transition to third-party distributors in certain international markets, and retail store closures.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$70,319	$105,218	$(34,899)	(33.2)%
Gross profit	63,586	76,857	(13,271)	(17.3)%
Gross margin	47.5%	42.2%		12.6%
Cost of revenue decreased by $34.9 million, or 33.2%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in units sold, lower freight and duty costs, and a decrease in inventory write-downs and adjustments.
Gross profit decreased by $13.3 million, or 17.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the decrease in the number of units sold, lower freight and duty costs, and a decrease in inventory write-downs and adjustments.
Our gross margin increased to 47.5% for the nine months ended September 30, 2024 from 42.2% for the same period in 2023, primarily due to lower freight and duty costs per unit and a decrease in inventory write-downs and adjustments.
Operating Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$104,226	$132,516	$(28,290)	(21.3)%
Marketing expense	29,354	34,192	(4,838)	(14.1)%
Restructuring expense	1,788	5,514	(3,726)	(67.6)%
Total operating expense	$135,368	$172,222	$(36,854)	(21.4)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $28.3 million, or 21.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in personnel and related expenses, stock-based compensation expense, depreciation and amortization expense, and occupancy costs.
Marketing Expense
Marketing expense decreased by $4.8 million, or 14.1%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Restructuring Expense
Restructuring expense decreased by $3.7 million, or 67.6%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily due to lower fees incurred related to the execution of the strategic transformation plan announced in March 2023.
Net loss From Sales of Businesses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$(430)	$(2,346)	$1,916	(81.7)%
Net loss from sales of businesses decreased by $1.9 million, or 81.7%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by the mix of businesses sold to unrelated third-party distributors in each period.
Interest Income

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$2,992	$2,961	$31	1.0%
Interest income increased by $0.03 million, or 1.0%, for the nine months ended September 30, 2024 as compared to the same period in 2023. It remained relatively flat due to consistent interest rates on year over year on our short-term investments in money market funds.
Other Income (Expense)

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense)	$2,457	$(298)	$2,755	NM
NM = Not meaningful
Other income (expense) changed by $2.8 million, from expense of $0.3 million for the nine months ended September 30, 2023 to income of $2.5 million for the nine months ended September 30, 2024, primarily due to gains on the termination and modification of certain operating leases, partially offset by foreign currency losses.

Income Tax Provision

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(877)	$(631)	$(246)	(39.0)%
Income tax provision increased by $0.2 million, or 39.0%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a change in the mix of geographic income that resulted in differences in the effective tax rates for the comparative period.

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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(21,177)	$(31,575)	$(67,640)	$(95,679)
Add (deduct):
Stock-based compensation expense	2,620	4,690	8,893	15,662
Depreciation and amortization expense	2,886	5,162	10,240	15,269
Restructuring expense	35	1,234	1,788	5,514
Net loss from the sales of businesses	236	2,346	430	2,346
Other (income) expense	(183)	153	(2,457)	298
Interest income	(744)	(1,120)	(2,992)	(2,961)
Income tax provision	86	134	877	631
Adjusted EBITDA	$(16,241)	$(18,976)	$(50,861)	$(58,920)
Adjusted EBITDA loss decreased by $2.7 million and $8.1 million, respectively, for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decreases were primarily driven by decreased net loss, which was driven primarily by the reductions in operating expenses during the periods.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$42,996	$57,244	$133,905	$182,075

Net loss	$(21,177)	$(31,575)	$(67,640)	$(95,679)
Net loss margin	(49.3)%	(55.2)%	(50.5)%	(52.5)%

Adjusted EBITDA	$(16,241)	$(18,976)	$(50,861)	$(58,920)
Adjusted EBITDA margin	(37.8)%	(33.1)%	(38.0)%	(32.4)%
Adjusted EBITDA margin declined from (33.1)% to (37.8)% for the three months ended September 30, 2024 as compared to the same period in 2023. The change was primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $78.6 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO in 2021.
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
Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(53,019)	$(25,498)
Net cash provided by (used in) investing activities	1,532	(8,733)
Net cash provided by financing activities	183	390
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	105	(804)
Net decrease in cash, cash equivalents, and restricted cash	$(51,199)	$(34,645)
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
During the nine months ended September 30, 2024, net cash used in operating activities was $53.0 million, which consisted of a net loss of $67.6 million, offset by a net change of $(6.9) million in our operating assets and liabilities and non-cash charges of $21.5 million. The change in operating assets and liabilities was primarily due to a decrease of $10.6 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures and an increase of $4.5 million in inventory as a result of higher on-hand inventory, partially offset by an increase of $3.2 million in accounts payable due to timing of payments made and an increase of $2.2 million in accounts receivable due to timing of cash received.
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
During the nine months ended September 30, 2024, net cash provided by investing activities was $1.5 million, and consisted primarily of $2.5 million of proceeds from the sale of our businesses and a decrease of $2.2 million in security deposits related to our closed retail stores, partially offset by $3.1 million cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores.
Net cash used in investing activities for the nine months ended September 30, 2023 was $8.7 million and consisted primarily of cash outflows for the purchases of property and equipment to support the opening of retail stores.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $0.2 million and $0.4 million, respectively, primarily due to proceeds from the exercise of stock options and proceeds from the issuance of common stock under our employee stock purchase plan, offset by taxes withheld related to employee stock awards.
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
As of September 30, 2024, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Risks Related to Our Business, Brand, Products, and Industry
We may be unable to successfully execute on our strategic transformation plan or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.
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

We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, we have recognized non-cash inventory write-downs in our consolidated statement of operations and comprehensive loss related to older seasonal products. In 2023 and 2024, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea, Canada, Japan, Australasia, and China, resulting in net losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
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
In 2023 and 2024, we entered into asset purchase agreements with unaffiliated distributors in Canada, South Korea, Australasia, Japan, and China to purchase certain assets used in the operation of our Canadian, South Korean, Australian, New Zealand, Japanese, and Chinese businesses, respectively. These distributors operate our existing stores in their respective regions and sell products purchased from us through various distribution channels, including the retail stores and eCommerce platform, under our brand names in their particular territory. Historically, we have limited experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to transition our international go-to-market strategy from a direct to a distributor model. For example, in the first quarter of 2024, we entered into distribution agreements with unaffiliated distributors for the Gulf Countries and Southeast Asia, territories where we did not previously sell directly. The effect of these distributor arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in existing markets internationally and our ability to successfully identify appropriate third parties to act as distributors, negotiate the terms of our agreements with such third parties and complete the implementation of our agreements with them. In addition, certain aspects of these arrangements will not be directly within our control, such as the ability of these third parties to meet their projections regarding sales, to comply with their own legal and contractual obligations, and to maintain good business practices in a manner that reflects positively on the Allbirds brand and reputation. Moreover, while we expect that the agreements we plan to enter into in the future will provide us with certain termination rights, to the extent that these third parties do not operate their retail stores and eCommerce platforms in a manner consistent with our brand identity requirements, customer experience standards, and sustainability and ESG-related expectations, the value of our brands could be impaired. Failure to successfully execute additional distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
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
We incurred full year net losses of $152.5 million and $101.4 million in 2023 and 2022, respectively, and had an accumulated deficit of $458.8 million as of September 30, 2024. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, and personalized emails.

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
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, in 2023, we transitioned all footwear manufacturing to one footwear manufacturer in Vietnam. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our footwear manufacturer in Vietnam or any of our other key manufacturers were to experience a significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business, reputation and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
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
As of September 30, 2024, we operated 34 retail store locations across five countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, both domestically and internationally, which includes the planned closure of 10-15 stores in the United States in 2024. We closed 3 and 17 stores during the three and nine months ended September 30, 2024, respectively, including 14 in the United States and 3 in Europe.
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
As of September 30, 2024, we had more than 600 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
Further, our retail partners may reduce their number of stores or operations or consolidate, undergo restructurings or reorganizations, realign their affiliations, or promote products of our competitors over ours or liquidate. These events may result in a decrease in the number of stores or eCommerce platforms that carry our products or cause us to lose customers, decreasing our revenue and earnings growth.
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
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. As we become a more mature company, we may find our recruiting efforts more challenging. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards (especially in light of the relatively low trading price of our Class A common stock in recent quarters) or by future arrangements, such as through cash bonuses, may not be as effective as our past incentives or as the current incentives offered by our competitors. If the perceived value of our equity awards declines further, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. For example, as we expand into new geographies, including hiring of remote employees, we must navigate the recruiting and employment-related aspects of local rules and requirements in each such jurisdiction as part of our hiring plans. Similarly, our rate of employee attrition could be impacted by the general health of the economy, the rate of unemployment, the perceived or actual mobility of our highly skilled employees who may be recruited away by our competitors, or our existing employees’ preferences with respect to remote or “hybrid” working arrangements, which preferences may diverge from the nature and conditions of the roles we believe are most appropriate for our business. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.
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
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on a few third-party logistics providers to store our finished products in, and distribute our products to customers from, their distribution center locations in the United States, United Kingdom, and the Netherlands. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). If we continue to add third-party logistics providers, require them to expand their fulfillment, distribution, and warehouse capabilities, including adding additional locations in new countries, add products categories with different fulfillment requirements, or change the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our third-party logistics providers. The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational, and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. The third-party owned and operated logistics and distribution centers we rely on could be interrupted by issues beyond our control, including information technology problems, disasters such as earthquakes or fires, or outbreaks of disease or government actions taken to mitigate their spread. For example, during the COVID-19 pandemic, several logistics providers we rely on faced staffing shortages, which impacted their businesses and resulted in delayed shipping and delivery times. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our third-party logistics and distribution centers.
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
In addition, we have in the past been subject to various other data privacy and security laws and regulations of other foreign jurisdictions, including those in China and South Korea. As there remains significant uncertainty in the interpretation and enforcement of the laws and regulations in foreign jurisdictions, we cannot assure you that we will comply with such regulations in all respects. Any non-compliance may subject us to fines, orders to remediate or terminate any actions that are deemed illegal by regulatory authorities, as well as damage to our reputation, or legal proceedings against us, which may affect our business, financial condition, or results of operations.

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
We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, customers, third-party vendors, or others. Information concerning us or our customers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, results of operations, financial condition, and prospects.
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
Most of our products are derived from third-party supply and manufacturing partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We also have subsidiaries and/or employees and other agents working in several foreign countries and territories, including, but not limited to, the United Kingdom. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition, and results of operations.
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
On April 2, 2024, we received notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our Class A common stock had fallen below $1.00 per share for 30 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided with an initial period of 180 calendar days to regain compliance with Nasdaq’s bid price requirement.
On August 30, 2024, following stockholder and Board of Directors’ approval, we announced that we had filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate to effect the Reverse Stock Split at a ratio of 1-for-20, effective as of 5:00 p.m. Eastern Standard Time on September 4, 2024. The common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Global Select Market on

September 5, 2024. On September 23, 2024, the Company received notice from Nasdaq confirming that the Company had regained compliance with the minimum closing bid price criteria of the Nasdaq listing requirements.
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
In addition, as of September 30, 2024, we had stock options outstanding that, if fully exercised, would result in the issuance of 335,608 shares of Class B common stock and 246,985 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 778,488 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 327,149 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of September 30, 2024, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On September 10, 2024, Joey Zwillinger, a director of the Company, and Elizabeth Zwillinger, as Trustees of the Twin Wolves Revocable Trust under Revocable Trust Agreement dated September 27, 2017 adopted a trading arrangement for the sale of shares of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term from December 12, 2024 through June 12, 2025, provides for the sale of up to 25,000 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: November 6, 2024	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)