Form 10-K
period 2024-12-31
Allbirds, Inc.
filed 2025-03-12
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $10.00 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market, was approximately $57.2 million.
As of February 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 5,460,101 and the number of shares of the registrant’s Class B common stock outstanding was 2,542,355.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

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

PART I
Item 1. Business
Overview
Allbirds is a purpose-driven lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
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
Our Products
Our product development engine is a fully integrated ecosystem, bringing together strategy, sustainability, design, sourcing, development, and production. With teams operating in our U.S. headquarters and alongside our global manufacturing and supply chain innovation partners, we unite cutting-edge design with comfort to create distinctly modern, products.
Guided by modern design principles and sustainable materials, our approach to footwear and apparel prioritizes longevity, versatility, and responsible innovation. We offer a thoughtfully curated range of lifestyle products for men and women, each crafted with our core values at the forefront. Our goal is to create products that endure—through both responsible craftsmanship and the unmistakable Allbirds aesthetic. Our products contain natural and recycled materials that are both more sustainable and have tangible benefits for our customers, such as comfort, temperature regulation, and odor control. Some of these include include superfine ZQ certified merino wool, tree fibers, and sugarcane.
Footwear is the foundation of our brand and represents the majority of our revenue. Our core franchises, including the Dasher and the Runner, serve as platforms for continuous evolution—leveraging material innovations, fresh colorways, partnerships, and adjacent styles to bring ongoing excitement to our customers. Our deep expertise in footwear and materials research also informs our secondary apparel offerings, from classic tees and sweats to socks and underwear, ensuring the same commitment to comfort, sustainability, and timeless design across all categories.

Marketing Strategy and Brand
At Allbirds, we believe in the power of balance—between nature and innovation, sustainability and style, performance and comfort. Inspired by Mother Nature and human nature, our brand exists to help people tread lighter on the planet while living more fully in it.
With a vertically integrated approach, we maintain a direct relationship with our customers, allowing us to pair an organic marketing strategy fueled with elevated valuable content, with a rich data ecosystem. This enables us to cultivate a balanced and diversified marketing funnel, which begins by earning our consumers attention and is consistently optimizing return on investment.
We are focused on increasing brand awareness and consumer touchpoints through the following marketing initiatives:

•Extending our reach and connecting with our customers through digital and performance marketing, social media, CTV and other media, stores as physical brand beacons, and customer experience.
•Spreading our message through storytelling that celebrates human nature, word-of-mouth, thought leadership, public relations campaigns, partnerships, and community.
By harnessing the best of nature; human and from the earth, we continue to inspire a movement toward a more sustainable, well-balanced future.

Direct Business Strategy
In the United States, we reach our customers primarily through our direct business, a digitally-led vertical retail distribution strategy, which combines our eCommerce site with our retail stores so we can make a strong connection with our customers and meet them where they are, delivering both value and convenience. Our typical customers live an active and curious lifestyle, care about health and well-being, are willing to pay for premium products, frequently purchase products online, live in urban center settings, and appreciate socially conscious brands. In addition to communicating more effectively with our customers, these insights allow us to meet customers’ needs through the creation of new products and enhancements to our existing lines.
Our eCommerce site showcases our product portfolio and our branded content, including information on our natural materials and sustainability. The seamless online experience from search to order to fulfillment creates the convenient shopping experience that our customers desire.
As of December 31, 2024, our physical retail channel consists of 33 company-operated stores in the United States and United Kingdom, with the majority in the United States. While we continue to view retail stores as brand beacons to increase our brand awareness, drive site traffic, and enable us to offer cross-platform shopping, we closed 15 retail stores in the United States in 2024. These actions have allowed us to focus on retail stores that are efficiently driving customer acquisition and communicating the brand in a consistent and engaging manner to provide our customers with a seamless shopping experience.

Third-Party Distribution Strategy
In addition to our direct business, we selectively choose distributor and third-party retail partners internationally and in the United States to sell our products.
Our distributor strategy includes appointing exclusive distributors in certain international markets that sell products purchased from us across eCommerce, brick and mortar, and wholesale channels in their respective markets. As of December 31, 2024, we had international distributor partners covering more than 40 countries, including Canada, China and Japan. We plan to add additional distributor partners covering additional countries in the future. Our wholesale strategy includes partnering with select retailers in the United States who purchase our products and sell them via their own eCommerce sites and retail stores, which increases our brand awareness and reaches customers where they are.
Technology, Supply Chain and Operations
We leverage technology across channels which enables us to rely on partners, such as Shopify, to more effectively scale. To create our digital customer experience, we leverage a common core set of application programming interfaces (“APIs”) and tools that enable localization and speed-to-market. We have a sophisticated data infrastructure and toolset that allows our teams to make informed decisions across key aspects of the business, including marketing, customer relationship management, inventory planning and logistics, and back office functions. Additionally, to protect and secure sensitive data such as customer information, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, corporate devices, and business processes.
Our unique combination of sourcing, manufacturing, and distribution capabilities create a foundation from which we can continue to innovate and scale across the globe. Strong relationships with our suppliers ensure our relatively small supply chain can make a difference in the drive toward innovation and lighter impact on the environment.
Our approach to sourcing and manufacturing products, many of which include innovative natural materials, includes careful selection of a small group of Tier 1 factories as our partners. We believe this generates high quality inputs and traceability, helping ensure that our supply chain remains aligned with our brand values. Because of the high standards we promise our consumers, we both partner with certification bodies and do our own work to ensure our suppliers are meeting standards for quality, ethical practices, and environmental sustainability. We require that all of our suppliers sign our Supplier Code of Conduct, which requires them to operate in full compliance with the applicable laws, rules, and regulations of the countries in which they operate and certain International Labour Organization Core Labor Standards.
We have established deep relationships with certain suppliers by directly partnering on development, commercialization, manufacturing, and quality from ideation through production, and have embedded our employees within some key factories to oversee the production process. Our relationship-based approach has helped us be nimble and drive flexibility and agility to react to changes in macroeconomic conditions, customer demand, or internal priorities. Our footwear products are manufactured in Vietnam. Our apparel and other non-footwear products are manufactured in the United States, China, Peru, and Mexico.
Our distribution network, comprised of four primary distribution centers across three countries (the United States, the United Kingdom, and the Netherlands), helps us prioritize customer experience with quick and efficient pick, pack, and ship activities, including retail fulfillment and returns management. We rely solely on third-party logistics providers for these distribution centers, as well as last-mile carriers to distribute finished products from our warehouse locations to our stores and individual orders directly to consumers.

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
We believe we are well-positioned to compete in this industry given our unique combination of innovative materials and products, purpose-driven lifestyle brand positioning, deep connection with our community of customers, global distribution offering, and infrastructure ready for scale.
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
Environmental, Social, and Governance

Environmental
We believe that the effects of climate change are a significant threat and one of the main issues facing humanity and the global economy. Climate change is a complex issue that can be summarized simply: the climate is changing because humans are releasing too many greenhouse gasses into the atmosphere. The 2015 Paris Agreement set the goal to limit global warming to well below 2° Celsius, preferably to 1.5° Celsius, compared to pre-industrial levels. Under its current trajectory, the fashion industry is expected to fall short of meeting the 1.5° Celsius target by 50%, according to a 2020 McKinsey and Global Fashion Agenda report. The pace of change must accelerate in order for the industry to be compatible with planetary boundaries, and we believe Allbirds offers a blueprint for how to get there. Our approach to addressing the climate impact of our business is scientific and data driven—we first measure, then reduce, and also support the removal of emissions from the atmosphere.
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
Reduce
To build a business that is compatible with less than 1.5° Celsius warming, we have an ambitious plan to dramatically reduce the per unit carbon footprint for each of our products by 50% by the end of 2025 and by 95% by 2030, in each case, relative to a baseline of what our average carbon emissions would be per unit in 2025 without any further action to limit emissions. Our plan has three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy. These initiatives are underpinned by five foundational areas: Fair Labor, Water, Chemistry, Animal Welfare, and Traceability and Transparency. These priorities have been defined through a materiality process informed by input from various stakeholder groups including employees, investors, customers, and suppliers.
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
As of December 31, 2024, we employed 542 ’birds, approximately 90% of whom were located in the United States. Approximately 31% of our ’birds work in one of our corporate functions, with the remainder working in our retail stores and customer experience. We also engage contractors and consultants from time to time and hire seasonal employees in retail and customer experience, primarily during the peak holiday selling season. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We have invested substantial time and resources in building our team. We are highly dependent on our flock and it’s crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development, and retention we are committed to creating a safe and supportive workplace environment where everyone feels valued. We believe our success as a company relies on implementing effective practices that foster opportunities for our employees to grow and develop in their careers. We have eight employee resource groups that bring employees together to support both our business and each other through various programs, educational opportunities, and community engagement.
•Talent Development and Engagement
We enable the flock to operate at their highest potential by building critical skills and leadership capabilities across all levels. We train our retail and customer support teams to deliver incredible customer experiences and drive sales, while maintaining our vision and localizing content through collaborative review processes.
We have implemented critical organizational structures and managerial capabilities, including building an executive leadership team with deep expertise. We conduct annual surveys to collect feedback and understand employee sentiment and engagement.
•Total Rewards
Our total rewards strategy is designed to encourage employees to live our values while helping us to achieve company sustainability goals. For example, we provide our full-time employees with 16 hours of paid time off each year specifically for volunteer activities performed during working hours.
Our Customers
For too long, the footwear and apparel industry has offered customers a false trade-off between sustainable products and great products. We offer great products that are also sustainable, and make it easy for our customers to understand the impact of the products they buy. In this way, we believe we empower our customers to make more informed purchasing decisions.

Our Community
A core tenet of our B Corp status is supporting the communities in which we operate. As an example, we have a long-standing partnership with Soles4Souls. When shoes are returned to Allbirds, those that can’t go back onto the shelf are donated to Soles4Souls. Soles4Souls works with partner organizations in various communities in the U.S. as well as developing countries.
Governance
In addition to our status as a PBC and certification as a B Corp, we also focus on the following areas of governance:
Oversight and Our Board of Directors
We regularly require that ESG issues are represented at the highest level of decision making. Management reports on ESG issues to our board of directors on a periodic basis. The sustainability, nomination, and governance committee of our board of directors is responsible for overseeing ESG matters.
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
Government Regulations
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, privacy and data security, product labeling and compliance, safety regulations, and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of our retail stores, manufacturing-related facilities and distribution centers. Our products, which are predominantly manufactured in countries other than the United States and which are sold in countries across the world, may be subject to tariffs, treaties, and various trade agreements, as well as laws affecting the importation of consumer goods. We monitor changes in these laws and believe we are in material compliance with applicable laws.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Corporate Information
We were incorporated in Delaware in May 2015 as Bozz, Inc. In December 2015, we changed our name to Allbirds, Inc., and we became a Delaware PBC in February 2016. Our principal executive offices are located at 30 Hotaling Place, San Francisco, California 94111. Our telephone number is (628) 225-4848. Our U.S. website address is allbirds.com. Information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file or furnish with the SEC electronically. Copies of our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.ir.allbirds.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

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
Risk Factors Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described below in this Annual Report on Form 10-K. Below is a summary of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•We may be unable to successfully execute on our strategic transformation plan or our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.

•If we fail to attract new customers, retain existing customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects will be harmed.

•Our operating results may fluctuate significantly and our past operating results may not be a good indication of future performance.

•We may require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.

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

•We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.

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

•If we fail to satisfy all applicable requirements of Nasdaq (including minimum closing bid price requirements), our Class A common stock could be delisted, which could adversely affect the liquidity of our Class A common stock and cause the market price of our Class A common stock to decrease.

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
In March 2023 we announced a strategic transformation plan to (i) reignite product and brand, (ii) optimize U.S. stores and slow the pace of new store openings, (iii) evaluate a transition of our international go-to-market strategy and (iv) improve cost savings and capital efficiency, including through a reduction in our global corporate workforce in May 2023 of 21 employees, which represented approximately 9% of our global corporate workforce.
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
We were founded in May 2015 and first sold our products in 2016. As a result of our limited operating history as well as our evolving business strategies, including our recent strategic transformation plan, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, we have, and may in the future, recognize non-cash inventory write-downs in our consolidated statement of operations and comprehensive loss, primarily relating to products which we are unable to sell through as planned. In 2023 and 2024, we entered into asset purchase agreements for the sale of certain net assets used in connection with the operations of our businesses in South Korea, Canada, New Zealand and China, respectively, resulting in losses based on the difference between the net book value of assets and liabilities sold against the consideration received; we may experience similar losses in connection with future transitions to a distributor model. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
Because we have a limited history operating our business, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience, combined with the rapidly evolving nature of the market in which we sell our products, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.
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

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement imposes significant operating and financial restrictions. These covenants may limit our ability and the ability of our subsidiaries, under certain circumstances, to, among other things:
•incur additional indebtedness;
•create or incur liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•make acquisitions, investments, loans or advances;
•pay or modify the terms of certain indebtedness; and
•engage in certain transactions with affiliates;
Our Credit Agreement also contains certain customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Non-compliance with one or more of these covenants could result in our debt, if any, becoming immediately due and payable, and the termination of the lenders’ commitments under our credit facility.

Our efforts to transition our international go-to-market strategy from a direct to a distributor model may not be successful and may negatively impact our operating results and brand value.
In September 2023, we entered into agreements with unaffiliated distributors in Canada and South Korea to acquire certain assets related to our operations in these regions. In 2024, we entered into agreements with unaffiliated distributors in Japan, Australasia, and China to acquire certain assets related to our operations in these regions. These distributors now manage our existing stores and sell our products through various channels, including retail stores and eCommerce platforms, under our brand names within their respective territories. Since we have limited experience with third-party distribution arrangements, we cannot guarantee their success. While this model currently represents a small portion of our business, we plan to expand its use to additional countries over time.
The success of these arrangements on our business and results of operations is uncertain and will depend on several factors, including international demand for our products in existing markets internationally, our ability to identify and negotiate with suitable distributors, and the effective implementation of these agreements. Certain elements, such as the distributors’ ability to meet sales targets, comply with legal obligations, and to maintain good business practices in a manner that reflect positively on the Allbirds brand and reputation remain outside our direct control. Additionally, while future agreements may include termination rights, any failure by distributors to adhere to our brand identity, customer experience standards, or sustainability and ESG expectations could impair the value of our brand. Failure to successfully execute the distributor arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.
If we are unable to execute these distributor arrangements effectively or protect our brand reputation, our operating results could suffer materially. Additionally, as part of a transition from a direct to a distributor model in certain countries, we may incur expenses and charges, including but not limited to, those associated with employees, inventory, leases and long-lived assets, that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
We incurred full year net losses of $93.3 million and $152.5 million in 2024 and 2023, respectively, and had an accumulated deficit of $484.5 million as of December 31, 2024. We expect to continue to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. Although the strategic transformation plan announced in March 2023 includes cost and cash optimization efforts, our operating expenses may increase substantially in the future as we continue to, among other things:
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

Our success depends on our ability to identify, originate, and define product trends within the footwear industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by consumers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, in the past, we did not successfully anticipate customer demand and preferences in designing and launching certain of our apparel products and as a result, we a our overall apparel strategy and discontinue certain product lines. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.

We utilize a range of marketing, advertising, and other initiatives to increase existing customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement, and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, streaming audio, television, and social media, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails, and mobile push notifications through our app. In addition, our marketing strategy is global in scale, reaching consumers in each of the international markets where we sell our products.
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
Our business is extremely capital-intensive. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. Our projections are estimates, which could vary significantly from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations and there can be no assurance that a material impairment charge of long-lived assets will be avoided. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows, and harm to our business.
Efficient inventory management is a key component of our business success and profitability. To be successful, we must meet anticipated demand for our products, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, store closures, declines in overall consumer spending, and weakening of economic conditions or consumer confidence in future economic conditions. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery to customers.
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
As of December 31, 2024, we operated 33 retail store locations in two countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and have and may continue to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of December 31, 2024, we had more than 350 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
Beginning in 2022 we have entered into broad-based agreements with third-party retailers, and we have limited operating experience executing this channel distribution strategy.
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
In 2020, we began making our carbon footprint calculations available for our products. In 2021, we announced a highly ambitious sustainability strategy in service of our aim to help to reverse climate change through better business. Our sustainability strategy has three strategic priorities: (1) Regenerative Agriculture, (2) Renewable Materials, and (3) Responsible Energy. These priorities are underpinned by 10 targets, or the 2025 Targets, which we intend to achieve by the end of 2025. In addition, we have announced a goal to reduce our per-unit carbon emissions to less than 1 kg of carbon dioxide equivalent emissions by 2030, or the 2030 Goal. We anticipate continuing to make ESG disclosures.
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
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees. If we fail to identify, recruit, and integrate new employees, our business, financial condition, and results of operations could be adversely affected. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards (especially in light of the relatively low trading price of our Class A common stock in recent quarters) or by future arrangements, such as through cash bonuses, may not be as effective as our past incentives or as the current incentives offered by our competitors. If the perceived value of our equity awards declines further, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. If our employee attrition is higher than expected, we may find it difficult to fill our hiring needs without substantial expense. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.

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
The raw materials and commodities used by our suppliers and manufacturers such as, tree fiber, merino wool, sugarcane, castor bean oil, natural rubber, recycled plastic bottles, bio-based nylon, recycled polyester, bio-based TPU, and paper products. Our suppliers and manufacturers’ costs for raw materials and commodities are affected by, among other things, weather, consumer demand, rising interest rates, inflation, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries, and other factors that are generally unpredictable and beyond our control. In addition, if key suppliers, the footwear and apparel industry, or a group of countries adopt and enforce carbon pricing, then the price of raw materials and commodities could increase. Increases in the cost of raw materials have had and could continue to have a material adverse effect on our cost of revenue, results of operations, financial condition, and cash flows. As a result, this may have an impact on pricing of our products. It is uncertain if we will have to consider additional future price increases in our products as a result of increases in the cost of raw materials and supplies, partially due to the current inflationary environment. If we continue increasing the prices of our products, this may adversely impact demand for our products by our customers.

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
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. In February 2025, the U.S. government imposed additional tariffs on imports from China and announced and subsequently paused for a brief period the implementation of tariffs on imports from Canada and Mexico. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products that are manufactured in countries other than the United States, or could require us to source more of our products from other countries.
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
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a PBC have a fiduciary duty to balance the stockholders’ pecuniary interests, the best interests of other stakeholders materially affected by the PBC’s conduct and the company’s specific public benefit. Under Delaware law, directors are shielded from liability for breach of these fiduciary obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the financial interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors are obligated to make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee that such a conflict would be resolved in favor of our stockholders’ financial interests. Accordingly, Delaware law and our PBC status could result in our board of directors making decisions which are less financially lucrative for our stockholders in the short- and/

or long-term if the public benefit and other stakeholder considerations are significant; this could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

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
In addition, as of December 31, 2024, we had stock options outstanding that, if fully exercised, would result in the issuance of 316,542 shares of Class B common stock and 240,819 shares of Class A common stock. All of the shares of common stock issuable upon the exercise of outstanding stock options, the 464,165 shares of Class A common stock reserved and available for future issuance under our 2021 Equity Incentive Plan, and the 316,554 shares of Class A common stock reserved and available for future issuance under our 2021 Employee Stock Purchase Plan are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable vesting requirements.
Further, based on shares outstanding as of December 31, 2024, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Mr. Zwillinger, our co-founder, and Mr. Brown, our co-founder and Brand Ambassador, our directors, our principal stockholders, and their respective affiliates beneficially own a significant percentage of the voting power of our outstanding capital stock.
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
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, retail stores, suppliers, customers, distribution centers, and vendors are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political and geopolitical instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Northern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of vendors to provide raw materials where and when needed, the ability of third parties to manufacture and ship merchandise, and our ability to ship products to customers from or to the impacted region(s).
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
The Audit Committee engages on cybersecurity matters with our management team, including our Chief Technology and Supply Chain Officer, and receives periodic reports from management on cybersecurity. Our Chief Technology and Supply Chain Officer joined us in 2017 and has more than 20 years of technology-related roles and responsibilities. These presentations address a range of topics including, the threat landscape and cybersecurity events, vulnerability assessments, incident preparedness assessments, and cybersecurity awareness training. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight.
Our management team, including the Chief Technology and Supply Chain Officer and Chief People and Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management and supervises both our internal and external cybersecurity resources. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel; threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
As of December 31, 2024, we operated 33 retail locations around the world. Our corporate headquarters is located in San Francisco, where we lease approximately 33,000 square feet of space under two leases that expire in December 2026. In addition to our corporate headquarters, we have satellite corporate office locations in Portland, London and Ho Chi Minh City where we lease or have co-working arrangements that total approximately 30,000 square feet of office space. We use our corporate offices for product design and development, innovation around sustainable materials, operations, marketing, technology, and customer experience, as well as our other supporting teams. All of our offices and retail locations are leased, and we do not own any real property.
As of December 31, 2024, we also leased property in the following countries around the world that serve as our 33 retail locations, totaling approximately 115,000 square feet, as set forth below.

Country	# of Stores
United States	30
United Kingdom	3
Total retail stores	33

While we believe that our current facilities are adequate to meet our foreseeable needs, we may lease additional facilities or vacate existing facilities as our operations require. For example, we have vacated and currently sublease two corporate office spaces in San Francisco and San Diego, respectively.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. On November 3, 2023, we filed a motion to dismiss the consolidated amended complaint and the court granted the motion on May 10, 2024, but provided plaintiffs with leave to amend their complaint. The plaintiffs filed an amended complaint in July 2024 and we filed a motion to dismiss the amended complaint on September 5, 2024. Full briefing on the motion was completed on December 4, 2024 and a hearing on the motion is set for May 29, 2025. We intend to vigorously defend against this lawsuit.
On October 3, 2023 and January 3, 2025, we and certain of our executive officers and directors were named as defendants in shareholder derivative suits, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware and Wolfson v. Zwillinger, et al., Case No. 2025-0007, filed in Court of Chancery of the State of Delaware, resp. These derivative lawsuits allege violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action and are currently stayed. We intend to vigorously defend against these lawsuits.
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
Holders of Record
As of February 28, 2025, we had 17 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to our operations and financial condition reported in the consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A, above.

Overview
Allbirds is a purpose-driven lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform and our physical footprint of 33 stores as of December 31, 2024. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.

Financial Highlights
For the years ended December 31, 2024 and 2023:
•We generated net revenues of $189.8 million and $254.1 million, respectively.
•Our gross margin was 42.7% and 41.0%, respectively.
•We generated net losses of $93.3 million and $152.5 million, respectively.
•We generated adjusted EBITDA losses of $70.0 million and $78.5 million, respectively.
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
Our store-based distribution initiatives in the United States include optimizing our existing store fleet and selectively expanding our third-party distribution channels. Store optimization will include slowing the pace of new store openings, closing certain stores that do not meet our profitability targets, and investing in corporate and retail store talent and store marketing. As of December 31, 2023, we had completed all planned new store openings and we continue to evaluate ways to optimize our existing store fleet. In 2024, we closed 15 stores in the United States.
Our international go-to-market strategy initiative encompasses evaluating ways to reduce complexity and grow internationally in a cost- and capital-efficient manner. In the third quarter of 2023, we signed distribution agreements with independent third-party distributors in South Korea and Canada, and completed the transition of these businesses. In 2024, we signed distribution agreements with independent third-party distributors in Australasia, Japan, and China and completed the transition of these businesses. In addition, we signed various distribution agreements in new geographies, where no existing business was transitioned. Distributors oversee the distribution of our products, purchased from us, across eCommerce, brick and mortar, and wholesale channels in their respective territories and are required to allocate dedicated brand and marketing resources to their operations for us. We may continue to enter into similar distribution arrangements with third parties in other international markets, which we expect to impact both our short and long term results of operations. The distributor model will result in a reduction to net revenue and gross profit in the near term, because the selling price to distributors will be below the full price we have historically sold to our direct consumers. Because we expect lower operating expenses as compared to the direct model, we also expect these transitions to improve adjusted EBITDA profitability and inventory efficiency, while also helping to reduce overall complexity in our business.
Our cost savings and capital efficiency initiatives build upon cost and cash optimization work that we began in 2022, including a further reduction in global corporate workforce of approximately 9% in May 2023. This also included plans to fully transition to a new footwear manufacturing partner, which we completed in 2023. We anticipate that these initiatives will potentially accelerate cost of revenue, selling, general, and administrative expense, savings and improve cash optimization over the next few years.
Related to these initiatives, we recognized restructuring expenses of $1.8 million and $6.8 million in the years ended December 31, 2024 and 2023, which is recorded within restructuring expense in the consolidated statement of operations and comprehensive loss. These expenses primarily consist of third-party professional fees and other related charges.

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
Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our base of existing customers. We aim to grow our closet share within our existing customer base by focusing and developing on our core franchises. We believe we must continue to both innovate with new products and focus on core products in order to drive consumer engagement and increase our closet share. While we continue to do this, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our commitment to offering comfortable and sustainable products. Our product strategy is focused on our core franchise products. Our growth within our existing customer base will depend in part on our success focusing our product strategy to appeal to our existing customers.
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. In 2024, we closed 15 stores in the United States and 3 stores in Europe. In 2023 and 2024, we transitioned the operations of international stores to distributor partners in South Korea, Canada, Australasia, Japan, and China. As of December 31, 2024, we do not operate any stores in those geographies. Our remaining stores are located in the United States and the United Kingdom.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
United States[1]	42	42	44	45	45	42	32	31	30
International[2]	16	17	18	15	15	15	11	3	3
Total	58	59	62	60	60	57	43	34	33
1 In the first quarter of 2024, we closed the operations of three stores in the US. In the second quarter of 2024, we closed the operations of ten stores in the US. In the third quarter of 2024, we closed the operations of one store in the US. In the fourth quarter of 2024, we closed the operations of one store in the US.
2In the third quarter of 2023, we transitioned the operations of three international stores to distributors. In the second quarter of 2024, we transitioned the operations of two stores in Japan and one store in New Zealand to unrelated third-party distributors and closed one store in Europe. In the third quarter of 2024, we transitioned the operations of six stores in China to an unrelated third-party distributor and closed two stores in Europe.

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
However, we continue to monitor and respond to evolving developments regarding recent macroeconomic events including elevated inflation, tariffs, rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, supply chain disruptions, fluctuations in currency exchange rates, and geopolitical conflicts, which have led to further economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. See the section titled “Risk Factors—Risks Related to Our Business, Brand, Products, and Industry” in Part I, Item 1A. Risk Factors, for further details.
Seasonality
Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of December 31, 2024, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales in 2025 to be in line with 2024, primarily driven by demand for new products in the fourth quarter of the year, offset by the impacts of our international distributor transitions, retail store closures, and sales trends in our direct business in the first three quarters of the year.
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
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell in different geographies and channels, price increases, promotional activities, the innovation initiatives we undertake in each product category, cost drivers (including commodity prices, transportation rates, manufacturing costs), and inventory write-downs or write-offs, among other factors. We expect gross margin improvement in 2025.
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
As part of the strategic transformation announced in March 2023, we have executed on cost control actions, including a reduction in workforce in May 2023, the sublease of office spaces, and certain other cost control actions, including reducing our hiring and cutting discretionary spending. We expect these actions, together with our strategic transformation plan on cost and cash optimization to reduce certain costs included in SG&A expense, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause fluctuations in SG&A expense, notwithstanding our cost control actions.
Marketing Expense
Marketing expense consists of advertising costs incurred to acquire new customers, retain existing customers, and build our brand awareness. We expect marketing expense to increase in 2025 as we are prioritizing our marketing spend to align with our product strategy.
Impairment Expense
Impairment expense consists of non-cash impairment charges relating to equity investments and long-lived assets, which include property and equipment and operating lease right-of-use assets.
Restructuring Expense
Restructuring expense consists of professional service fees, severance and other employee-related benefits, and other miscellaneous costs associated with exit and disposal activities.
Net Loss from Sales of Businesses
Net loss from sales of businesses consists of gains or losses associated with the sale of certain net assets used in connection with the operation of our businesses in certain geographical markets, based on the difference between the net book value of assets and liabilities sold against the consideration received.
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
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, Canada, Germany and New Zealand as of December 31, 2024.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$189,757	$254,065
Cost of revenue	108,693	149,833
Gross profit	81,064	104,232
Operating expense:
Selling, general, and administrative expense(1)(2)	133,379	174,044
Marketing expense	41,638	49,042
Impairment expense	1,800	27,392
Restructuring expense	1,800	6,757
Total operating expense	178,617	257,235
Loss from operations	(97,553)	(153,003)
Net loss from sales of businesses	(432)	(2,761)
Interest income	3,489	4,076
Other income (expense)	3,049	(436)
Loss before provision for income taxes	(91,447)	(152,124)
Income tax provision	(1,871)	(334)
Net loss	$(93,318)	$(152,458)

Other comprehensive loss:
Foreign currency translation (loss) gain	(2,345)	276
Total comprehensive loss	$(95,663)	$(152,182)
________________
(1)Includes stock-based compensation expense of $11.5 million and $19.3 million for the years ended December 31, 2024 and 2023, respectively.
(2)Includes depreciation and amortization expense of $12.4 million and $21.1 million for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
Consolidated Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	57.3%	59.0%
Gross profit	42.7%	41.0%
Operating expense:
Selling, general, and administrative expense	70.3%	68.5%
Marketing expense	21.9%	19.3%
Impairment expense	0.9%	10.8%
Restructuring expense	0.9%	2.7%
Total operating expense	94.1%	101.2%
Loss from operations	(51.4)%	(60.2)%
Net loss from sales of businesses	(0.2)%	(1.1)%
Interest income	1.8%	1.6%
Other income (expense)	1.6%	(0.2)%
Loss before provision for income taxes	(48.2)%	(59.9)%
Income tax provision	(1.0)%	(0.1)%
Net loss	(49.2)%	(60.0)%

Other comprehensive loss:
Foreign currency translation (loss) gain	(1.2)%	0.1%
Total comprehensive loss	(50.4)%	(59.9)%
Comparison of the Years Ended December 31, 2024 and 2023
Net Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenue	$189,757	$254,065	$(64,308)	(25.3)%
Net revenue decreased by $64.3 million, or 25.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our net revenue decrease was primarily driven by lower unit sales within our direct business, our international distributor transitions and retail store closures.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$108,693	$149,833	$(41,140)	(27.5)%
Gross profit	81,064	104,232	$(23,168)	(22.2)%
Gross margin	42.7%	41.0%		4.1%
Cost of revenue decreased by $41.1 million, or 27.5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by lower unit sales in our direct business and lower freight and duty costs per unit.
Gross profit decreased by $23.2 million, or 22.2%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in gross profit was primarily driven by the decrease in net revenue and associated cost of revenue.

Gross margin improved to 42.7% from 41.0% for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower freight and duty costs, fewer inventory adjustments and a higher average selling price in our direct business.
Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$133,379	$174,044	$(40,665)	(23.4)%
Marketing expense	41,638	49,042	(7,404)	(15.1)%
Impairment expense	1,800	27,392	(25,592)	(93.4)%
Restructuring expense	1,800	6,757	(4,957)	(73.4)%
Total operating expense	$178,617	$257,235	$(78,618)	(30.6)%
Selling, general, and administrative expense
Selling, general, and administrative expense decreased by $40.7 million, or 23.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by a $11.4 million decrease in personnel and related expenses, an $8.6 million decrease in depreciation and amortization, a $7.9 million decrease in stock-based compensation, and a $6.2 million decrease in rent and utilities, as well as reductions in other types of operating expenses.
Marketing expense
Marketing expense decreased by $7.4 million, or 15.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by decreased digital advertising spend for performance marketing.
Impairment expense
Impairment expense decreased by $25.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as a result of prior year non-cash impairment of property and equipment and operating lease right-of-use assets associated with certain of our retail stores of $27.4 million, partially offset by the impairment an equity investment of $1.8 million.
Restructuring expense
Restructuring expense decreased by $5.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, and consisted primarily fewer costs incurred as part of our March 2023 strategic transformation plan.
Interest Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$3,489	4,076	$(587)	(14.4)%
Interest income decreased by $0.6 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was driven by an decrease in interest income on our money market funds.
Other (Expense) Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other (expense) income	$3,049	$(436)	$3,485	(799.3)%

Other (expense) income increased by $3.5 million, for the year ended December 31, 2024 resulting in income in 2024 as compared to expense in the year ended December 31, 2023. The increase was primarily due to fluctuations in foreign currency.

Income Tax Provision

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(1,871)	$(334)	$(1,537)	460.2%
Income tax provision increased by $1.5 million, or 460.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates and a change in the valuation allowance.
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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, severance payments, and other related charges from our August 2022 and March 2023 initiatives), non-cash gains or losses on the sales of businesses relating to our March 2023 initiatives, other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash gains or losses on modifications or terminations of leases), interest income or expense, and income tax provision or benefit.
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
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Year Ended December 31,
	2024	2023
	(in thousands) (unaudited)
Net loss	$(93,318)	$(152,458)
Add (deduct):
Stock-based compensation expense	11,472	19,346
Depreciation and amortization expense	12,439	21,058
Impairment expense	1,800	27,392
Restructuring expense	1,800	6,757
Net loss from sales of businesses	432	2,761
Other (expense) income	(3,049)	436
Interest income	(3,489)	(4,076)
Income tax provision	1,871	334
Adjusted EBITDA	$(70,042)	$(78,450)
Adjusted EBITDA improved by $8.4 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The improvement in adjusted EBITDA was primarily due to lower operating expenses, partially offset by lower gross profit.
The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Year Ended December 31,
	2024	2023
	(in thousands) (unaudited)
Net revenue	$189,757	$254,065

Net loss	$(93,318)	$(152,458)
Net loss margin	(49.2)%	(60.0)%

Adjusted EBITDA	$(70,042)	$(78,450)
Adjusted EBITDA margin	(36.9)%	(30.9)%
Adjusted EBITDA margin declined from (30.9)% to (36.9)% in the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily driven by the decline in revenue year over year.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $66.7 million. Our operations have been funded primarily through net proceeds from sales of equity securities and cash flows from the sale of our products.

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
Our material cash requirements for future expenditures, including capital expenditures relating to systems implementations and our existing retail stores, may vary materially from those currently planned and will depend on many factors, including our revenue growth rate, the impact of our strategic transformation plan, our ability to scale across categories, geographies, and channels, our human capital costs, our ability to execute on new marketing initiatives, the timing and extent of spending to support investments in growth and technology initiatives, the market adoption of new products, initiatives to reduce our carbon emissions, and overall macroeconomic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
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
The Credit Agreement has a maturity date of April 17, 2026. As of December 31, 2024 and 2023, we had no outstanding balances under the Credit Agreement. See Note 6, Long-Term Debt, of our consolidated financial statements included in Part II, Item 8, for more information regarding the Credit Agreement.
Inventory Purchase Obligations
Inventory purchase obligations relate to a supplier agreement that requires us, through our manufacturers, to purchase a minimum quantity of materials per year. As of December 31, 2024, we had inventory purchase obligations of $9.5 million, with $0.9 million payable within 12 months. See Note 12, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our inventory purchase obligations.

Operating Leases
We lease various office and retail spaces for our operations with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions. As of December 31, 2024, we had undiscounted operating lease commitments of $63.3 million, with $13.1 million payable within 12 months. See Note 13, Leases, of our consolidated financial statements included in Part II, Item 8, for more information regarding our operating lease commitments.
Cash Flows

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(63,860)	$(30,222)
Net cash provided by (used in) in investing activities	2,118	(7,712)
Net cash provided by financing activities	287	640
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,635)	200
Net decrease in cash, cash equivalents, and restricted cash	$(63,090)	$(37,094)
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
During 2024, net cash used in operating activities was $63.9 million, which consisted of a net loss of $93.3 million and a net decrease of $0.3 million in our operating assets and liabilities, partially offset by non-cash charges of $29.7 million added back to net loss. The change in operating assets and liabilities was primarily due to a decrease of $11.3 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, partially offset by a decrease of $6.9 million in inventory as a result of lower on-hand inventory, a decrease of $2.0 million in accounts receivable due to timing of payments received, a decrease of $1.6 million in prepaid expenses and other current assets due to a decrease in tax and other receivables, and an increase of $1.0 million in accounts payable due to timing of payments made.
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
During 2024, net cash provided by investing activities was $2.1 million, which consisted primarily of $4.0 million of proceeds from the sales of certain of our international businesses and a decrease of $2.2 million in security deposits related to our closed retail stores, partially offset by $4.1 million cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores.
Net cash used in investing activities in 2023 was $7.7 million, and consisted primarily of $10.9 million in cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores, offset by $2.2 million of proceeds from the sales of certain of our international businesses.
Financing Activities
Net cash provided by financing activities in 2024 and 2023 was $0.3 million and $0.6 million, respectively, primarily due to net proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by taxes withheld on employee stock awards.

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
Inventory
Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs. We periodically review inventory and record write-downs as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, the age of the merchandise, and product quality. Inventory write-downs are recognized in cost of revenue in the consolidated statements of operations and comprehensive loss. Our reserve estimates require us to make assumptions based on the current rate of sales, age of inventory, salability and profitability of inventory, all of which may be affected by changes in our product mix and consumer preferences. These adjustments are estimates which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.
Revenue Recognition
Our primary source of revenue is from sales of shoes and apparel products. We determine revenue recognition in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment. Control transfers to retail store customers at the time of sale and to digital customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns from and discounts to customers. As customers may return products, we record a reserve for estimated product returns in each reporting period as a reduction of net revenue. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. Returned assets related to the refund liability are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. We believe revenue recognition is subject to uncertainty as actual return costs can differ from previous estimates based on the amount of customer returns or exchanges, which would result in adjustments to the amount of liability and corresponding revenue in the period in which such differences occur. In making such estimates, we analyze historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options and restricted stock units, or RSUs, granted to employees, directors, and non-employees, and stock purchase rights granted under the 2021 ESPP, or ESPP Rights, to employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option and ESPP Right granted is estimated using the Black-Scholes option-pricing model. The fair value of each RSU award is based on the estimated fair value of our common stock on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. We recognize forfeitures as they occur.
For stock options, we generally estimate the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility,

(3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends. During the years ended December 31, 2024 and 2023, the number of stock options granted was immaterial.
On a limited basis, we have issued RSUs that contain service and market-based vesting conditions (PSUs). Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met. Previously recognized compensation expense is not reversed if PSUs for which the requisite service has been rendered have vested and the market condition has not been met.
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

Item 8. Financial Statements and Supplementary Data
ALLBIRDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Allbirds, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Allbirds, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 11, 2025
We have served as the Company’s auditor since 2016.

ALLBIRDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,732	$130,032
Accounts receivable	6,168	8,188
Inventory	44,121	57,763
Prepaid expenses and other current assets	13,536	16,423
Total current assets	130,558	212,406

Property and equipment—net	17,825	26,085
Operating lease right-of-use assets	38,082	67,085
Other assets	2,414	7,129
Total assets	$188,879	$312,705

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	10,773	5,851
Accrued expenses and other current liabilities	18,821	22,987
Current lease liabilities	10,879	15,218
Deferred revenue	3,896	4,551
Total current liabilities	44,369	48,607

Noncurrent liabilities:
Noncurrent lease liabilities	42,796	78,731
Other long-term liabilities	29	38
Total noncurrent liabilities	42,825	78,769
Total liabilities	$87,194	$127,376

Commitments and contingencies (Note 12)

Stockholders’ equity:
Class A Common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2024 and 2023; 5,456,072 and 5,128,961 shares issued and outstanding as of December 31, 2024 and 2023, respectively[1]	1	1
Class B Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; 2,542,365 and 2,627,388 shares issued and outstanding as of December 31, 2024 and 2023, respectively[1]	—	—
Additional paid-in capital	591,882	579,862
Accumulated other comprehensive loss	(5,681)	(3,335)
Accumulated deficit	(484,517)	(391,199)
Total stockholders’ equity	101,685	185,329

Total liabilities and stockholders’ equity	$188,879	$312,705
See accompanying notes to consolidated financial statements.
1 Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on September 4, 2024. See Note 2, “Significant Accounting Policies” and Note 7, “Stockholders’ Equity” for additional details.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net revenue	$189,757	$254,065
Cost of revenue	108,693	149,833
Gross profit	81,064	104,232
Operating expense:
Selling, general, and administrative expense	133,379	174,044
Marketing expense	41,638	49,042
Impairment expense	1,800	27,392
Restructuring expense	1,800	6,757
Total operating expense	178,617	257,235
Loss from operations	(97,553)	(153,003)
Net loss from sales of businesses	(432)	(2,761)
Interest income	3,489	4,076
Other income (expense)	3,049	(436)
Loss before provision for income taxes	(91,447)	(152,124)
Income tax provision	(1,871)	(334)
Net loss	$(93,318)	$(152,458)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(11.87)	$(20.10)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,862,853	7,583,622

Other comprehensive loss:
Foreign currency translation (loss) gain	(2,345)	276
Total comprehensive loss	$(95,663)	$(152,182)
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,838,437	$1	2,656,886	$—	$559,120	$(3,611)	$(238,741)	$316,769
Exercise of stock options	—	—	85,781	—	203	—	—	203
Vesting of restricted stock units	157,579	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	17,665	—	—	—	327	—	—	327
Conversion of Class B shares into Class A common stock	115,280	—	(115,280)	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,212	—	—	20,212
Comprehensive income	—	—	—	—	—	276	—	276
Net loss	—	—	—	—	—	—	(152,458)	(152,458)
Balance as of December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	$—	1,250	$—	$52	$—	$—	$52
Vesting of restricted stock units	217,997	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	22,841	—	—	—	235	—	—	235
Conversion of Class B shares into Class A common stock	86,273	—	(86,273)	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,734	—	—	11,734
Comprehensive loss	—	—	—	—	—	(2,345)	—	(2,345)
Net loss	—	—	—	—	—	—	(93,318)	(93,318)
Balance as of December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(93,318)	$(152,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,396	21,005
Amortization of debt issuance costs	8	49
Stock-based compensation	11,472	19,346
Inventory write-down	2,686	8,253
Deferred taxes	912	(474)
Impairment expense	1,800	27,374
Realized loss on equity investment	—	84
Net loss from sales of businesses	459	2,772
Changes in assets and liabilities:
Accounts receivable	1,963	1,000
Inventory	6,903	47,529
Prepaid expenses and other current assets	1,624	(1,158)
Operating lease right-of-use assets and current and noncurrent lease liabilities	(11,300)	2,555
Accounts payable and accrued expenses	1,016	(6,706)
Other long-term liabilities	(9)	38
Deferred revenue	(472)	569
Net cash used in operating activities	(63,860)	(30,222)

Cash flows from investing activities:
Purchase of property and equipment	(4,095)	(10,870)
Proceeds from sale of equity investment	—	166
Proceeds from sales of businesses	4,010	2,182
Changes in security deposits	2,203	810
Net cash provided by (used in) investing activities	2,118	(7,712)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	254	327
Proceeds from the exercise of stock options	34	894
Taxes withheld and paid on employee stock awards	(1)	(581)
Net cash provided by financing activities	287	640

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,635)	200
Net decrease in cash, cash equivalents, and restricted cash	(63,090)	(37,094)
Cash, cash equivalents, and restricted cash—beginning of year	130,673	167,767
Cash, cash equivalents, and restricted cash—end of year	$67,583	$130,673

Supplemental disclosures of cash flow information:
Cash paid for interest	$124	$111
Cash paid for taxes	$1,667	$1,785
Noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$54	$—
Stock-based compensation included in capitalized internal-use software	$267	$866
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$66,732	$130,032
Restricted cash included in prepaid expenses and other current assets	851	641
Total cash, cash equivalents, and restricted cash	$67,583	$130,673
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

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
All share and per share data in the accompanying consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split.
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
Risks and Uncertainties—We continue to monitor and respond to evolving developments about recent macroeconomic events, including elevated inflation, the U.S. Federal Reserve adjusting interest rates, bank failures, supply chain disruptions, fluctuations in currency exchange rates, tariffs, and geopolitical conflicts, which have led to economic uncertainty in the global economy. These macroeconomic conditions have had and are likely to continue to have adverse consequences on consumer spending, including the buying patterns of our customers and prospective customers. The conditions caused by the aforementioned recent macroeconomic events could affect the rate of consumer spending and could adversely affect demand for our products, lengthen our sales cycles, reduce the value of inventory, reduce expected spending from new customers, and affect our suppliers, all of which could adversely affect our business, results of operations, and financial condition.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
Segments—We operate as one operating segment. Our Chief Executive Officer is our chief operating decision maker who evaluates performance and makes operating decisions about allocating resources based on consolidated financial data. There was no change in our operating segments as a result of the change in CEO during the first quarter of 2024. Refer to Note 8 for more information on our segments and geographic information.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within 2 to 3 business days, and third-party accounts receivable, which are settled per the terms of the sale. Third-party accounts receivable was $4.9 million and $4.6 million as of December 31, 2024 and 2023, respectively. Credit card receivables were $1.0 million and $2.3 million as of December 31, 2024 and 2023, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and record reserves as necessary to appropriately value slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the market value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, we recorded an inventory reserve to reduce the value of our inventory by $3.6 million and $6.5 million, respectively, within inventory on the consolidated balance sheets. We recognized $7.0 million and $10.5 million of inventory write-downs for the years ended December 31, 2024 and 2023, respectively.
Investments—We account for our investments in equity securities under the measurement alternative described in FASB ASC Topic 321, Investments - Equity Securities, which requires the accounting for equity investments without a readily determinable fair value, which are not accounted for under the equity method of accounting, be measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. These investments are carried on the consolidated balance sheets within other assets. Any unrealized gains or losses or impairments will be reported within earnings in our consolidated statements of operations and comprehensive loss. We assess whether an other-than-temporary impairment loss on an investment has

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
occurred due to declines in fair value or other market conditions. Refer to Note 4, Balance Sheet Components, for additional information.
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
Capitalized Internal-Use Software—Costs of software developed for internal-use is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software. Capitalization of costs begins when the preliminary project stage is completed, management authorizes and commits to funding the computer software project, it is probable that the project will be completed, and the software will be used to perform the function intended. Such costs are capitalized in the period incurred. Capitalization ceases at the point when the project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, which is generally three years. For the years ended December 31, 2024 and 2023, we capitalized $4.2 million and $11.0 million, respectively, in internal-use software within property and equipment in the consolidated balance sheets.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group), which we determined are at the individual store level. The carrying amount of a store asset group includes stores’ operating lease right-of-use assets and property and equipment, which consists primarily of leasehold improvements. We evaluate corporate assets or other long-lived assets that are not store-specific at the consolidated level.
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during 2024 and required an impairment review of our long-lived assets. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows are less than the carrying value of an asset group. For these asset groups, we determined that the fair values exceeded the carrying values and therefore, no impairment charges were recognized for the year ended December 31, 2024. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material.
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
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2023	$192	$840
Charges	403	1,397
Cash Payments	(573)	(2,237)
Balance as of December 31, 2024	$22	$—
Business Combinations and Dispositions—In 2023 and 2024, we entered into agreements appointing exclusive distributors in South Korea, Canada, Australasia, Japan, and China. As part of the appointments, we entered into an asset purchase agreement with each distributor for the sale of certain net assets used in connection with the operations of our businesses in the respective territories. Refer to Note 3, Business Combinations and Dispositions, for further details.
Revenue Recognition—Our primary source of revenue is from sales of shoes and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors.
Revenue transactions associated with the sale of our inventory comprise a single performance obligation which consists of the sale of products to customers through our direct to consumer or third-party channels. Payment is due either at the time of purchase or within a timeframe specified in the contract, without significant financing components. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
the benefits of the product. Control is transferred to third-party customers upon shipment. Control transfers to retail store customers at the time of sale (receipt) and to digital customers upon shipment. This transfer of control represents a single deliverable and revenue is recognized at a point in time. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts. We account for shipping and handling fees charged to customers as revenue and we account for shipping and handling costs as fulfillment costs. We recognize the revenue and costs associated with shipping and handling at the time the products are shipped to the customer.
In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such, cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. For the years ended December 31, 2024 and 2023, we recognized $3.4 million and $4.1 million, respectively, of revenue that was deferred as of December 31, 2023 and 2022. As of December 31, 2024 and 2023, we had $0.3 million and $0.8 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped. The deferred revenue balance of $3.9 million at December 31, 2024 is expected to be recognized over the next 12 months.
We offer non-expiring gift cards and merchandise credits to our customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. As of December 31, 2024 and 2023, we had $3.6 million and $3.8 million in gift card liabilities on the consolidated balance sheets.
Our sales policy allows customers to return merchandise for any reason within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of December 31, 2024 and 2023 in the consolidated balance sheets.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of the guidance in the first quarter of 2024 did not have a material impact on our consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard will include an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update are effective for reporting periods beginning after December 15, 2023, with early

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
adoption permitted. The adoption of the guidance in the first quarter of 2024 did not have a material impact on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures over reportable segment expenses were limited. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this during the year ended December 31, 2024. For further details refer to Note 8, Segments and Geographic Information.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.
3.    Business Combinations and Dispositions

Dispositions
As part of our strategic transformation plan announced in March 2023, we sold certain of our international businesses to unrelated third-parties. These sales did not qualify for accounting as discontinued operations under ASC 205, Presentation of Financial Statements. All gains or losses on the sale of businesses were recorded within net loss from the sale of businesses in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

South Korea
On September 5, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our South Korean subsidiary, Allbirds Korea LLC. The net assets sold primarily included inventory and property and equipment related to our retail store lease, offset by sales return liabilities and gift card liabilities. As part of this transaction, we were paid consideration of $1.6 million. Consideration received was

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
less than the net book value of the transferred net assets of $1.9 million, resulting in a loss of $0.3 million for the year ended December 31, 2023.

Canada
On September 19, 2023, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Canadian subsidiary, Allbirds Canada, ULC. The net assets sold primarily include inventory and property and equipment related to our retail store leases, offset by sales return liabilities and gift card liabilities. As part of this transaction, we were paid a total consideration of $1.3 million. Consideration received was less than the net book value of the transferred net assets of $3.7 million, resulting in a loss of $2.4 million for the year ended December 31, 2023.

Japan
On May 27, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our Japan subsidiary, Allbirds G.K. The net assets sold primarily included inventory and property and equipment related to our retail store leases, partially offset by sales return liabilities and gift card liabilities. As part of this transaction, we were total consideration of $0.9 million. Consideration received was more than the net book value of the transferred net assets of $0.8 million, resulting in an immaterial gain for the year ended December 31, 2024.

Australasia
On June 26, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our New Zealand subsidiary, Allbirds (New Zealand) Limited. The net assets sold primarily included inventory, partially offset by gift card liabilities. As part of this transaction, we were paid total consideration of $0.3 million. Consideration received was less than the net book value of the transferred net assets of $0.5 million, resulting in a loss of $0.2 million for the year ended December 31, 2024.

China
On August 6, 2024, we entered into an asset purchase agreement with an unrelated third party for the sale of certain net assets used in connection with the operation of our China subsidiary, Allbirds (Shanghai) Trading Co., LTD. The net assets sold primarily included inventory and property and equipment related to our retail store leases, partially offset by sales return liabilities and gift card liabilities. As part of this transaction, we were paid total consideration of $2.1 million. Consideration received was less than the net book value of the transferred net assets of $2.2 million, resulting in a loss of approximately $0.2 million for the year ended December 31, 2024.
4.    Balance Sheet Components
Inventory
Inventory consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Finished goods	$47,739	$64,281
Reserve to reduce inventories to net realizable value	(3,618)	(6,518)
Total inventory	$44,121	$57,763

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
Property and Equipment - Net
Property and equipment consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$19,364	$40,008
Furniture and fixtures	15,217	23,756
Internal-use software	25,082	29,367
Machinery and equipment	640	975
Computers and equipment	2,169	2,836
Total property and equipment - gross	62,472	96,942
Less: accumulated depreciation and amortization	(44,647)	(70,857)
Total property and equipment - net	$17,825	$26,085
Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $12.4 million and $21.1 million, respectively, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses	$4,910	$5,248
Inventory returns receivable	798	927
Security deposits	150	458
Tax receivable	5,461	6,865
Other receivables	1,366	2,284
Restricted cash	851	641
Total prepaid expenses and other current assets	$13,536	$16,423
Other Assets
Other assets consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Investment in equity securities	$200	$2,000
Security deposits	1,609	3,564
Intangible assets	42	82
Debt issuance costs	—	8
Deferred tax assets	563	1,475
Total other assets	$2,414	$7,129
Investments in equity securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger an impairment analysis. In the fourth quarter of 2024, we recorded an impairment charge of $1.8 million in the consolidated

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
statements of operations and comprehensive loss for the year ended December 31, 2024. There were no impairment charges or observable price changes for the year ended December 31, 2023.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Sales-refund reserve	$2,259	$3,370
Taxes payable	1,092	1,996
Employee-related liabilities	3,857	4,174
Accrued expenses	11,613	13,447
Total accrued expenses and other current liabilities	$18,821	$22,987
5.    Fair Value Measurements
Items Measured at Fair Value on a recurring basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund with JPMorgan Chase Bank, N.A. The funds are classified as cash and cash equivalents on our consolidated balance sheets as of December 31, 2024 and 2023 and represent Level 1 assets on the fair value hierarchy.
For assets measured at fair value, the following tables summarize the respective fair values and classifications by level of input within the fair value hierarchy as of December 31, 2024 and 2023. We had no liabilities measured at fair value as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,000	$—	$—	$37,000
NFW investment	—	—	200	200
	$37,000	$—	$200	$37,200

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,000	$—	$—	$82,000
	$82,000	$—	$—	$82,000
Items Measured at Fair Value on a non-recurring basis
Equity Investments—Our equity investments in NFW and Noho ESG represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. In the fourth quarter of 2024, based on a qualitative assessment of impairment indicators, we

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
determined that the fair value of our equity investment in NFW was below its carrying value. The fair value was considered to be a level 3 asset based on unobservable inputs that reflect our own assumptions. As a result, we recorded an impairment charge of $1.8 million for the year ended December 31, 2024.
We recognized a $0.1 million loss for our investment in Noho ESG during the year ended December 31, 2023.
The carrying values of our investments were $0.2 million and $2.0 million as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024 and 2023, there were no amounts outstanding under the Credit Agreement.

7.    Stockholders’ Equity
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
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
As of December 31, 2024 and 2023, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. All classes of our stock have a par value of $0.0001. There was no change in the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Common Stock
As of December 31, 2024 and 2023, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
Shares of common stock reserved for future issuance as of December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	316,542	410,305
Shares available for future grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	240,819	252,195
Shares available for future grants	822,815	564,568
RSUs outstanding	464,165	513,205
PSUs outstanding	45,870	26,255
2021 Employee Stock Purchase Plan:
Shares available for future grants	316,554	261,848
Total shares of common stock reserved for future issuance	2,206,765	2,028,375
8.    Segments and Geographic Information
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Specifically, our CODM uses consolidated net loss as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts. The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Therefore, we operate as one operating and reportable segment as our CODM reviews consolidated financial information in managing the business.
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the years ended December 31, 2024 and 2023:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

	Year Ended December 31,
	2024	2023
Net revenue	$189,757	$254,065
Cost of revenue	108,693	149,833
Selling, general, and administrative expense[1]	48,499	58,082
Payroll and benefits expense[2]	54,448	65,888
Marketing expense	41,638	49,042
Other segment expenses—net[3]	29,797	83,679
Segment and consolidated net loss	$(93,318)	$(152,459)
Geographic Information
The following table presents long-lived assets by geographic area, comprising property and equipment - net, definite-lived intangible assets, and operating lease right-of-use assets:

(in thousands)	December 31, 2024	December 31, 2023
Long-lived assets:
United States	$51,065	$79,786
International	4,884	13,465
Total long-lived assets	$55,949	$93,251
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the years ended December 31, 2024 and 2023. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

(in thousands)	December 31, 2024	December 31, 2023
Net revenue:
United States	$143,870	$191,054
International	45,887	63,011
Total net revenue	$189,757	$254,065
9.    Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and bears interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of December 31, 2024, the promissory note was outstanding.
Since the notes are limited recourse notes, the note receivables are not reflected in our consolidated balance sheets as of December 31, 2024 and 2023.
1 Selling, general and administrative expense consists of third-party professional fees, information technology costs, fixed and variable lease costs for corporate offices and retail stores, software and license costs, legal fees, and other administrative costs associated with operating the business.
2 Payroll and benefits expense consists of salaries, benefits, and bonuses for our corporate and retail employees. Payroll and benefits expense excludes stock-based compensation expense.
3 Other segment expenses—net consists of depreciation and amortization expense, stock-based compensation expense, impairment expense, restructuring expense, credit card and other payment processing fees, travel, meals, and entertainment expenses for employees and non-employees, net loss from the sales of businesses, other income and expense, interest income, and income tax provision.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 316,554 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP as of December 31, 2024. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 142,500 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year. The initial offering period began on November 3, 2021.
Stock Options

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
A summary of the status of the 2015 Plan and the 2021 Plan as of December 31, 2024 and 2023, and changes during the periods then ended is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	662,499	$72.00	6.50	$927
Granted	—
Exercised	(1,250)	25.40		2
Forfeited	(9,844)	79.83
Cancelled	(94,043)	79.30
Outstanding at December 31, 2024	557,362	$70.84	5.78	$221
Vested and exercisable at December 31, 2024	432,857	77.23	5.13	221
For the years ended December 31, 2024 and 2023, the aggregate intrinsic value of stock options exercised under both equity incentive plans was $2 thousand and $1.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of our common stock as of the reporting date.
There were no stock options granted for the year ended December 31, 2024. The weighted-average fair value of options granted during the year ended December 31, 2023 was $0.63 per share. We calculated the fair value of each option using an expected volatility over the expected life of the option, which was estimated using the average volatility of comparable publicly traded companies. The expected life of options granted is based on the simplified method to estimate the expected life of the stock options, giving consideration to the contractual terms and vesting schedules. The following weighted average assumptions were used for issuances during the year ended December 31, 2023 for employees and non-employees:

December 31, 2023
Risk-free interest rate	3.77%
Dividend yield	—
Volatility	42.43%
Expected lives (in years)	6.0
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2024 to May 2, 2025	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024	Offering Period - May 3, 2023 to November 2, 2023	Offering Period - November 3, 2022 to May 2, 2023
Risk-free interest rate	4.30%	5.41%	5.45%	5.08%	4.44%
Dividend yield	—	—	—	—	—
Volatility	37.13%	37.13%	43.12%	45.59%	43.42%
Expected lives (in years)	0.5	0.5	0.5	0.5	0.5
RSUs
After completion of the IPO in November 2021, the Company began granting RSUs to certain employees. The RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is typically satisfied

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
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
RSU activity during the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	513,205	$38.60
Granted	266,008	13.92
Vested	(217,997)	39.53
Forfeited	(97,051)	40.70
Unvested at December 31, 2024	464,165	$23.61
Performance Stock Units
In May 2022, we granted a target amount of 40 thousand RSUs with market-based and service-based vesting conditions (“PSUs”) to certain executives. The market vesting criteria is based on achievement of certain total shareholder return (“TSR”) results relative to the S&P Total Market Consumer Discretionary Index (the “Index”) during a one-year, two-year, and three-year performance period, respectively, beginning on June 1, 2022, and ending on May 31, 2025. The fair value of PSUs is measured on the grant date using a Monte Carlo simulation model.
The total grant date fair value of the awards was determined to be $4.0 million. Stock-based compensation expense related to the PSUs is recognized on a straight-line basis over their requisite service periods, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.8 million and $1.7 million as of December 31, 2024 and 2023, respectively, as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss related to these awards.
In March 2024, in connection with the appointment of our new CEO, we granted him approximately 30 thousand PSUs. The awards vest based on the achievement of certain stock price targets as well as his continued employment with us. The total grant date fair value of the awards was determined to be $0.1 million.
PSU activity for the year ended December 31, 2024 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2023	26,255	$105.80
Granted	32,743	2.61
Vested	—	—
Forfeited	(13,128)	102.20
Unvested at December 31, 2024	45,870	$33.17
Stock-based Compensation Expense

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
Stock-based compensation expense, included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, for the years ended December 31, 2024 and 2023 was comprised of the following:

(in thousands)	December 31, 2024	December 31, 2023
Stock-based compensation, net of amounts capitalized	$11,472	$19,346
Capitalized stock-based compensation	267	866
Total stock-based compensation	$11,739	$20,212
As of December 31, 2024, there was approximately $3.1 million of unrecognized compensation cost related to outstanding unvested stock options, $9.9 million of unrecognized compensation cost related to outstanding unvested RSUs, and $0.2 million of unrecognized compensation cost related to outstanding unvested PSUs under both equity incentive plans. The remaining unrecognized compensation costs are expected to be recognized over the weighted-average remaining vesting periods of 2.06 years, 2.39 years, and 1.69 years, respectively.
11.    Income Taxes
The components of loss before provision for income taxes are as follows for the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Loss before provision for income taxes
United States	$(89,435)	$(150,009)
Foreign	(2,012)	(2,115)
	$(91,447)	$(152,124)
Our total provision for income taxes consists of the following for the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	(9)	(258)
Foreign	(950)	(550)
	(959)	(808)
Deferred
Federal	—	—
State	—	—
Foreign	(912)	474
	(912)	474
Total provision for income taxes	$(1,871)	$(334)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended December 31, 2024 and 2023, is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Income tax benefit at statutory rate	(21.00)%	(21.00)%
State income taxes-net of federal benefit	(2.71)%	(4.21)%
Foreign rate differential	1.79%	(0.06)%
Stock-based compensation	1.73%	1.33%
Charitable contribution	(0.04)%	(0.09)%
Return to provision and other	2.56%	0.32%
Uncertain tax positions	(0.10)%	0.12%
Tax credits	0.38%	(0.49)%
Other	(0.85)%	0.02%
Valuation allowance	20.29%	24.28%
Effective tax rate	2.05%	0.22%
Significant components of our net deferred tax assets as of December 31, 2024 and 2023, which are included in other assets in the consolidated balance sheets, are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax asset:
Inventory	$1,760	$2,117
Accruals	1,182	800
Stock-based compensation	904	1,822
Net operating loss carryforwards	66,416	43,157
R&D credits	4,696	5,091
Charitable contributions	2,292	3,101
Intangibles	711	709
Deferred revenue	888	1,000
Advertising	1,769	1,910
Intercompany payable	552	552
Lease liability	13,562	24,011
Section 174 capitalized costs	7,787	7,978
Depreciation	6,502	6,995
Other	799	731
Total gross deferred tax assets	109,820	99,974
Less: valuation allowance	(99,344)	(81,592)
Total deferred tax assets	10,476	18,382
Deferred tax liabilities:
Prepaid expenses	(560)	(388)
Right-of-use assets	(9,353)	(16,519)
Total deferred tax liabilities	(9,913)	(16,907)
Net deferred tax assets	$563	$1,475
We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
Because we have a recent history of pre-tax book losses and are expected to be in pre-tax book loss in the immediate future, both of which are considered significant negative evidence, the deferred tax assets in the United States and certain foreign jurisdictions have been reduced by a valuation allowance to an amount that is more likely than not to be realized.
The United States federal tax rules generally provide for a 100% deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential state income tax and foreign withholding taxes on distributions. As of December 31, 2024, we no longer consider the unremitted earnings of our foreign subsidiaries to be permanently reinvested, with the exception of Allbirds UK and Allbirds BV. The unremitted earnings of these entities is not significant and would not result in material incremental taxes if such earnings were repatriated back to the US.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the year presented is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Unrecognized tax benefits - at beginning of year	$1,925	$1,634
Increases in balances related to tax positions taken in prior years	—	53
Decreases in balances related to tax positions taken in prior years	(144)	—
Increases in balances related to tax positions taken in current year	—	238
Unrecognized tax benefits - at end of year	$1,781	$1,925
We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2024 and 2023, the balance of unrecognized tax benefits of $1.8 million and $1.9 million, respectively, relate to tax credits that, if recognized, would be in the form of a carryforward which is expected to require a full valuation allowance based on present circumstances. Therefore, these unrecognized tax benefits would not have an effect on the effective tax rate. The unrecognized tax benefits are not expected to materially change in the next twelve months. The total amounts of interest and penalties recognized for the years ended December 31, 2024 and 2023 were not material. Our tax years for 2018 through 2023 are still subject to examination by the tax authorities.
At December 31, 2024, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $248.4 million, $215.4 million, and $7.7 million respectively. At December 31, 2023, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $157.6 million, $194.8 million, and $6.5 million, respectively. The federal tax loss carryforwards do not expire. The state and foreign tax loss carryforwards will begin to expire in 2026 and 2029, respectively.
At December 31, 2024, we had federal and state research and development credit carryforwards of $4.0 million and $2.9 million, respectively. The federal tax credit carryforwards will begin to expire in 2035. The state tax credit carryforwards do not expire.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. We do not anticipate these limitations, if any, will significantly impact our ability to utilize the NOLs and tax credit carryforwards.
12.    Commitments and Contingencies
Purchase Commitments
We have a supplier agreement with Braskem S.A., a Brazilian petrochemical company. The contract requires us, through our manufacturers, to commit to purchase a minimum amount of material per year until 2027. We purchased approximately $2.3 million in material in 2024. The table below shows the future minimum purchase amounts per year:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(in thousands)	Braskem S.A.
Fiscal year ended December 31,
2025	906
2026	4,077
2027	4,530
Total minimum purchase commitments	$9,513
Contingencies
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, for the years ended December 31, 2024 and 2023, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. On November 3, 2023, we filed a motion to dismiss the consolidated amended complaint and the court granted the motion on May 10, 2024, but provided plaintiffs with leave to amend their complaint. The plaintiffs filed an amended complaint in July 2024 and we filed a motion to dismiss the amended complaint on September 5, 2024. Full briefing on the motion was completed on December 4, 2024 and a hearing on the motion is set for May 29, 2025. We intend to vigorously defend against this lawsuit.
On October 3, 2023 and January 3, 2025, we and certain of our executive officers and directors were named as defendants in shareholder derivative suits, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware and Wolfson v. Zwillinger, et al., Case No. 2025-0007, filed in Court of Chancery of the State of Delaware, respectively. These derivative lawsuits allege violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action and currently stayed. We intend to vigorously defend against these lawsuits.
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
The components of lease costs, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

(in thousands, except for lease term and discount rate)	December 31, 2024	December 31, 2023
Operating lease costs	$14,831	$18,404
Variable lease costs	143	224
Short-term lease costs	179	73
Sublease income	(270)	(176)
Total lease costs	$14,883	$18,525

Weighted-average remaining lease term (in years)	5.93	6.85
Weighted-average discount rate	5.47%	5.93%
Supplemental cash flow information related to operating leases are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$19,252	$15,374
Right of use assets obtained in exchange for lease liabilities	—	10,226
Right of use assets given up for reduction of lease liabilities	(17,565)	(11,707)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of December 31, 2024, are as follows:

(in thousands)	Operating Leases
Fiscal year ended December 31,
2025	$13,124
2026	12,244
2027	8,514
2028	7,513
2029	6,914
Thereafter	14,947
Total undiscounted operating lease payments	$63,256
Less: imputed discount	(9,581)
Total operating lease liabilities	$53,675
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)	December 31, 2024	December 31, 2023
Numerator:
Net loss attributable to common stockholders	$(93,318)	$(152,458)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,862,853	7,583,622
Net loss per share attributable to common stockholders, basic and diluted	$(11.87)	$(20.10)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	December 31, 2024	December 31, 2023

Outstanding stock options	557,361	662,499
2021 ESPP	2,366	—
RSUs	464,165	513,205
PSUs	45,870	26,255
Total anti-dilutive securities	1,069,762	1,201,959
15.    Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the years ended December 31, 2024 and 2023. We made $1.1 million and $1.5 million in matching contributions for the years ended December 31, 2024 and 2023, respectively. We have no intention to terminate the plan.
16.    Subsequent Events
We have evaluated events occurring through March 11, 2025, the date the consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these consolidated financial statements.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) and under the Exchange Act). Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2024, because as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2024.
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
We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers, and employees. This policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Executive Compensation” and “Non-Employee Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We are not aware of any arrangements that may result in a change in control of the Company.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-259188	4.1	September 15, 2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 22, 2020.	S-1	333-259188	10.1	August 31, 2021
4.3	Description of Securities.	10-K	001-40963	4.2	March 16, 2022
10.1#	Allbirds, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-259188	10.2	August 31, 2021
10.2#	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.3#	Allbirds, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40963	10.2	December 7, 2021
10.4#	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.5#	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.6#*	Non-Employee Director Compensation Policy.
10.7#	Offer Letter by and between the Registrant and Ann Mitchell.	10-Q	001-40963	10.1	May 10, 2023
10.8#	Offer Letter by and between the Registrant and Joe Vernachio.	8-K	001-40963	10.1	March 12, 2024
10.9#	Transition and Special Advisor Agreement between Allbirds, Inc. and Joseph Zwillinger, dated March 8, 2024	8-K	001-40963	10.2	March 12, 2024

10.10	Standard Multi-Tenant Office Lease – Gross, by and among the Registrant, International Settlement Holding Corporation, Kristina Gavello Marital Trust, Gail Gavello, James A. Maciel, Gregory A. Maciel, Barry A. Maciel by Gregory A. Maciel POA, Barry Maciel Trust, Claude D. Perasso, Clotilde Goria, Claudia Bressie, Laura Perell, Jeanne Peters and Mary Anne Scarlett, dated July 13, 2016, as amended by Lease Extension Agreement, dated August 24, 2021.	S-1/A	333-259188	10.8	September 15, 2021
10.11	Standard Lease Agreement, by and between the Registrant and Hotaling Partners, LLC, dated November 28, 2017, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.9	August 31, 2021
10.12	Standard Lease Agreement, by and between the Registrant and Eclipse Champagne Building, LLC, dated December 17, 2018, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.10	August 31, 2021
10.13	Credit Agreement, dated as of February 20, 2019, among the Registrant, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	333-259188	10.12	March 10, 2023
10.14	First Amendment to Credit Agreement, dated as of March 8, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	10-K	333-259188	10.13	March 10, 2023
10.15	Second Amendment to Credit Agreement, dated as of April 17, 2023, among the Registrant, the other Loan Parties thereto, the lending institutions party thereto as the Lenders, and JPMorgan Chase Bank, N.A., as the Administrative Agent	8-K	333-259188	10.1	April 19, 2023
19.1*	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant.	S-1/A	333-259188	21.1	September 27, 2021
23.1*	Consent of Deloitte & Touche LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*#	Allbirds, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: March 11, 2025	By:	/s/ Joe Vernachio
Joe Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2025	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Joe Vernachio and Ann Mitchell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joe Vernachio	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Joe Vernachio

/s/ Ann Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025
Ann Mitchell

/s/ Joseph Zwillinger	Director	March 11, 2025
Joseph Zwillinger

/s/ Neil Blumenthal	Director	March 11, 2025
Neil Blumenthal

/s/ Dick Boyce	Director	March 11, 2025
Dick Boyce

/s/ Timothy Brown	Director and Brand Ambassador	March 11, 2025
Timothy Brown

/s/ Ravi Thanawala	Director	March 11, 2025
Ravi Thanawala

/s/ Ann Freeman	Director	March 11, 2025
Ann Freeman

/s/ Dan Levitan	Director	March 11, 2025
Dan Levitan