Form 10-Q
period 2025-03-31
Allbirds, Inc.
filed 2025-05-09
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 5,515,234 and the number of shares of the registrant’s Class B common stock outstanding was 2,542,355.

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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the investor relations section of our website (ir.allbirds.com), our Instagram account (@allbirds), our X account
i

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
•Our international operations expose us to various risks, such as. foreign currency exchange rate fluctuations, tariffs or global trade wars, trade restrictions, and changing tax laws.
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
•Our business is subject to the risk of manufacturer concentration and our suppliers and manufacturers ability to provide materials for, and to produce, our products.

•We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable; additionally, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
•As a company that operates retail stores, we are subject to various risks, including commercial real estate and labor and employment risks; additionally, we may be unable to successfully implement and expand our third-party distribution and retail arrangements, which could harm our results of operations.
•Our business depends on our ability to maintain a strong community of engaged customers, including through the use of social media. We may be unable to maintain and enhance our reputation and brand if we experience negative publicity, or otherwise fail to meet our customers’ expectations.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,056	$66,732
Accounts receivable	5,085	6,168
Inventory	42,873	44,121
Prepaid expenses and other current assets	10,774	13,536
Total current assets	97,788	130,558

Property and equipment—net	16,576	17,825
Operating lease right-of-use assets	30,772	38,082
Other assets	2,123	2,414
Total assets	$147,259	$188,879

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	5,557	10,773
Accrued expenses and other current liabilities	13,635	18,821
Current lease liabilities	9,662	10,879
Deferred revenue	1,587	3,896
Total current liabilities	30,441	44,369

Noncurrent liabilities:
Noncurrent lease liabilities	33,967	42,796
Other long-term liabilities	29	29
Total noncurrent liabilities	33,996	42,825
Total liabilities	$64,437	$87,194

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 5,515,268 and 5,456,072 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively[1]	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 2,542,365 and 2,542,365 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively[1]	—	—
Additional paid-in capital	594,204	591,882
Accumulated other comprehensive loss	(4,991)	(5,681)
Accumulated deficit	(506,392)	(484,517)
Total stockholders’ equity	82,822	101,685

Total liabilities and stockholders’ equity	$147,259	$188,879
1 Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on September 4, 2024. See Note 2, “Significant Accounting Policies” and Note 6, “Stockholders’ Equity” for additional details.

ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$32,114	$39,327
Cost of revenue	17,714	20,871
Gross profit	14,400	18,456
Operating expense:
Selling, general, and administrative expense	25,212	39,706
Marketing expense	12,018	7,760
Restructuring expense	—	800
Total operating expense	37,230	48,266
Loss from operations	(22,830)	(29,810)
Interest income	293	1,020
Other income	728	1,698
Loss before provision for income taxes	(21,809)	(27,092)
Income tax provision	(66)	(239)
Net loss	$(21,875)	$(27,331)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(3.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,020,013	7,769,027

Other comprehensive income (loss):
Foreign currency translation gain (loss)	690	(1,213)
Total comprehensive loss	$(21,185)	$(28,544)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	1,250	—	52	—	—	52
Vesting of restricted stock units	30,970	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	1,250		(1,250)
Stock-based compensation	—	—	—	—	3,431	—	—	3,431
Comprehensive loss	—	—	—	—	—	(1,213)	—	(1,213)
Net loss	—	—	—	—	—	—	(27,331)	(27,331)
BALANCE - March 31, 2024	5,161,181	$1	2,627,388	$—	$583,345	$(4,548)	$(418,530)	$160,268

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,292	—	3	—	—	3
Vesting of restricted stock units	56,904	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	2,292	—	(2,292)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,319	—	—	2,319
Comprehensive income	—	—	—	—	—	690	—	690
Net loss	—	—	—	—	—	—	(21,875)	(21,875)
BALANCE - March 31, 2025	5,515,268	$1	2,542,365	$—	$594,204	$(4,991)	$(506,392)	$82,822
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,875)	$(27,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,903	4,846
Amortization of debt issuance costs	—	8
Stock-based compensation	2,284	3,344
Inventory write-down	670	893
Provision for bad debt	—	802
Impairment of note receivable	—	404
Gift card breakage	(1,901)	—
Changes in assets and liabilities:
Accounts receivable	1,100	1,630
Inventory	776	(3,991)
Prepaid expenses and other current assets	2,705	(419)
Operating lease right-of-use assets and current and noncurrent lease liabilities	(2,754)	(5,755)
Accounts payable and accrued expenses	(10,379)	(333)
Other long-term liabilities	—	—
Deferred revenue	(412)	(299)
Net cash used in operating activities	(27,883)	(26,201)

Cash flows from investing activities:
Purchase of property and equipment	(643)	(1,122)
Changes in security deposits	44	52
Proceeds from sale of businesses	385	304
Net cash used in investing activities	(214)	(766)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7	34
Taxes withheld and paid on employee stock awards	(4)	(1)
Proceeds from issuance of common stock under employee stock purchase plan	—	—
Net cash provided by financing activities	3	33

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	420	(814)
Net decrease in cash, cash equivalents, and restricted cash	(27,674)	(27,748)
Cash, cash equivalents, and restricted cash—beginning of period	67,584	130,673
Cash, cash equivalents, and restricted cash—end of period	$39,910	$102,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$48
Cash paid for taxes	$69	$655
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$48	$53
Stock-based compensation included in capitalized internal-use software	$38	$87
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$39,056	$102,084

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Restricted cash included in prepaid expenses and other current assets	854	841
Total cash, cash equivalents, and restricted cash	$39,910	$102,925
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
2.Significant Accounting Policies
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 12, 2025 (“Form 10-K”).
In our opinion, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
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
Segments—We operate as one operating segment. Our Chief Executive Officer is our chief operating decision maker who evaluates performance and makes operating decisions about allocating resources based on consolidated financial data. Refer to Note 7 for more information on our segments and geographic information.
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
sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $3.6 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively. Credit card receivables were $1.2 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make write-downs as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $0.7 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such, cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. For the three months ended March 31, 2025, we recognized $2.3 million of revenue that was deferred as of December 31, 2024. For the three months ended March 31, 2024 we recognized $1.1 million of revenue that was deferred as of December 31, 2023. As of March 31, 2025 and December 31, 2024, we had $0.04 million and $0.3 million in cash collections of purchases via our digital channel which had not yet shipped, respectively. We had deferred revenue balances of $1.6 million and $3.9 million as of March 31, 2025 and December 31, 2024, respectively. The amounts as of March 31, 2025 are expected to be recognized over the next 12 months.
We offer non-expiring gift cards and merchandise credits to our customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. We recognize breakage revenue for the portion of gift card values that are not expected to be redeemed. In the first quarter of 2025, with more historical data available, we updated our breakage estimate to be based upon historical customer redemption patterns. As a result, in the first quarter of 2025, we recorded a change in accounting estimate relating to expected redemption of outstanding gift cards and recognized a cumulative adjustment which increased net revenues and gross profit and decreased net operating loss by approximately $1.9 million. Estimating future breakage rates requires judgment based on current and historical patterns of redemption and the actual breakage rates may vary from the estimate.
As of March 31, 2025 and December 31, 2024, we had $1.5 million and $3.6 million, for each period, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets.
Our sales policy allows customers to return merchandise within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of March 31, 2025 and December 31, 2024 in the condensed consolidated balance sheets.
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at cost. The carrying values of these instruments approximate their fair value due to their short‐term maturities. We hold certain assets that are required to be measured at fair value on both a recurring and non-recurring basis, which are outlined in Note 4, Fair Value Measurements.
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the first quarter of 2025 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three months ended March 31, 2025.
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. We incurred $0.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three months ended March 31, 2025.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision-usefulness of income tax disclosures, primarily by requiring enhanced disclosure for income taxes paid and the effective tax rate reconciliation. This standard will be effective for annual reporting periods beginning after December 15, 2024. The updates required by this standard should be applied prospectively, but retroactive application is permitted. We do not expect this standard to have a material impact on our results of operations, financial position or cash flows.
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
3.Balance Sheet Components
Inventory
Inventory consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$46,325	$47,739
Reserve to reduce inventories to net realizable value	(3,452)	(3,618)
Total inventory	$42,873	$44,121
Property and Equipment - Net
Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$24,616	$19,364
Furniture and fixtures	15,516	15,217
Internal-use software	26,148	25,082
Machinery and equipment	640	640
Computers and equipment	2,197	2,169
Total property and equipment - gross	69,117	62,472
Less: accumulated depreciation and amortization	(52,541)	(44,647)
Total property and equipment - net	$16,576	$17,825

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Depreciation and amortization expense for the three months ended March 31, 2025 was $1.9 million, and was $4.8 million for the three months ended March 31, 2024, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$3,988	$4,910
Inventory returns receivable	324	798
Security deposits	406	150
Taxes receivable	5,132	5,461
Other receivables	70	1,366
Restricted cash	854	851
Total prepaid expenses and other current assets	$10,774	$13,536
Other Assets
Other assets consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Investment in equity securities	$200	$200
Security deposits	1,319	1,609
Intangible assets	41	42
Debt issuance costs	—	—
Deferred tax assets	563	563
Total other assets	$2,123	$2,414
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Sales-refund reserve	$1,396	$2,259
Taxes payable	863	1,092
Employee-related liabilities	4,467	3,857
Accrued expenses	6,909	11,613
Total accrued expenses and other current liabilities	$13,635	$18,821

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 and represent Level 1 assets on the fair value hierarchy.
Equity Investments—Our equity investment in Natural Fiber Welding, Inc. (“NFW”) represents a non-marketable equity security in a privately held company. The fair value is considered to be a Level 3 asset based on unobservable inputs that reflect our own assumptions. The carrying value of our investment was $0.2 million as of March 31, 2025 and December 31, 2024.
The following tables summarize, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of March 31, 2025 and December 31, 2024. We had no liabilities measured at fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,500	$—		$12,500
NFW investment			$200	$200
	$12,500	$—	$200	$12,700

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,000	$—	$—	$37,000
NFW investment	—	—	200	200
	$37,000	$—	$200	$37,200
5.Long-Term Debt
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the Credit Agreement. The Credit Agreement matures on April 17, 2026. Access to an appropriate credit facility will be important to our operations, and as such, we plan to extend, amend, or replace the Credit Agreement prior to its maturity date. The decision not to extend, amend, or replace the Credit Agreement before it matures may have a material and adverse effect on our access to liquidity.
6.Stockholders’ Equity
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
As of March 31, 2025 and December 31, 2024, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share. There was no change in the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Common Stock
As of March 31, 2025 and December 31, 2024, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Shares of common stock reserved for future issuance as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
2015 Equity Incentive Plan:
Options issued and outstanding	307,350	316,542
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	238,481	240,819
Restricted stock units outstanding	502,117	464,165
Performance stock units outstanding	95,870	45,870
Shares available for future grants	636,015	822,815
2021 Employee Stock Purchase Plan:
Shares available for future grants	396,534	316,554
Total shares of common stock reserved for future issuance	2,176,367	2,206,765
7.Segments and Geographic Information
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer. Specifically, our CODM uses consolidated net loss as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts. The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Therefore, we operate as one operating and reportable segment as our CODM reviews consolidated financial information in managing the business.
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	32,114	39,327
Cost of revenue	17,714	20,871
Selling, general, and administrative expense[1]	9,275	14,952
Payroll and benefits expense[2]	10,660	15,216
Marketing expense	12,018	7,760
Other segment expenses—net[3]	4,322	7,859
Segment and consolidated net loss	$(21,875)	$(27,331)
Geographic Information
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three months ended March 31, 2025 and 2024. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$25,625	$29,232
International	6,489	10,095
Total net revenue	$32,114	$39,327
8.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of March 31, 2025, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2024 and March 31, 2025, and changes during the three month period ended March 31, 2025, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	557,362	$70.84	5.78	$221
Granted	—	—
Exercised	(2,292)	1.48		10,612
Forfeited	(855)	87.77
Cancelled	(8,384)	76.96
Outstanding at March 31, 2025	545,831	$70.98	5.63	$187,903
Vested and exercisable at March 31, 2025	436,165	$76.99	5.08	$187,900

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
There were no stock options granted for the three months ended March 31, 2025 and 2024.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2024 to May 2, 2025	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024
Risk-free interest rate	4.30%	5.41%	5.45%
Dividend yield	—	—	—
Volatility	37.13%	37.13%	43.12%
Expected lives (years)	0.5	0.5	0.5
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
RSU activity during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	464,165	$23.61
Granted	111,943	6.58
Vested	(56,904)	29.62
Forfeited	(17,087)	27.61
Unvested at March 31, 2025	502,117	$18.97
Performance Stock Units
PSUs with Performance Conditions- In March 2025, we granted certain members of our executive leadership team 50 thousand RSUs with performance-based and service-based vesting conditions. The awards vest based on the achievement of certain financial performance targets as well as the individuals’ continued employment with us. The total grant date fair value of the awards was determined to be $0.3 million. Stock-based compensation expense is recognized on a straight-line basis over their requisite service periods, if it is probable the performance condition will be met. Stock-based compensation expense is reversed if the achievement of the performance condition does not occur.
PSUs with Market Conditions- In March 2024, in connection with the appointment of Joe Vernachio as CEO, we granted him approximately 30 thousand RSUs with market-based and service-based vesting conditions (“PSUs”). The awards vest based on the achievement of certain stock price targets as well as his continued employment with us. The total grant date fair value of the awards was determined to be $0.1 million. In May 2022, we granted a target amount of approximately 40 thousand PSUs to certain executives. The total grant date fair value of the awards was determined to be $4.0 million, with each tranche of the awards representing approximately $1.3 million, $1.4 million, and $1.4 million of the total expense, respectively.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each tranche, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
PSU activity during the three months ended March 31, 2025 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	45,870	$33.17
Granted	50,000	6.57
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2025	95,870	$19.30
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation, net of amounts capitalized	$2,284	$3,344
Capitalized stock-based compensation	35	87
Total stock-based compensation	$2,319	$3,431
As of March 31, 2025, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.88 years. There was approximately $8.6 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.34 years. There was approximately $0.4 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.69 years.
10.Income Taxes
Income tax provision was $0.1 million for the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was 0.3%, and for the three months ended March 31, 2024 was 0.8%. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of March 31, 2025, we are subject to examination by various tax authorities for 2019 through 2024. During the three months ended March 31, 2025, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of March 31, 2025, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands, except for lease term and discount rate)	2025	2024
Operating lease costs	$2,654	$4,087
Variable lease costs	30	52
Short-term lease costs	14	44
Sublease income	(68)	(68)
Total lease costs	$2,630	$4,115

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	5.67	6.52
Weighted-average discount rate	5.43%	5.89%
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,111	$6,217
Right of use assets obtained in exchange for lease liabilities	106	—
Right of use assets given up for reduction of lease liabilities	(5,491)	(5,661)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of March 31, 2025, are as follows:

(in thousands)	Operating Lease Payments
Fiscal year ended December 31,
Remainder of 2025	$8,197
2026	10,486
2027	7,454
2028	6,424
2029	5,800
Thereafter	11,583
Total undiscounted operating lease payments	$49,944
Less: imputed discount	6,315
Total operating lease liabilities	$43,630
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(21,875)	$(27,331)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,020,013	7,769,027
Net loss per share attributable to common stockholders, basic and diluted	$(2.73)	$(3.52)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	March 31, 2025	March 31, 2024
Outstanding stock options	545,833	646,694
2021 ESPP	13,549	5,384
RSUs	502,472	527,330
PSUs	95,873	58,998
Total anti-dilutive securities	1,157,727	1,238,406
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three months ended March 31, 2025 and 2024. We made $0.2 million in matching contributions for the three months ended March 31, 2025, and $0.3 million for the three months ended March 31, 2024. We have no intention to terminate the plan.
15.Subsequent Events
We have evaluated events occurring through May 9, 2025, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform and our physical footprint of 28 stores as of March 31, 2025. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three months ended March 31, 2025 and 2024:
•We generated net revenue of $32.1 million for the three months ended March 31, 2025, as compared to $39.3 million for the same period in 2024.
•Our gross margin was 44.8% for the three months ended March 31, 2025, as compared to 46.9% for the same period in 2024.
•We generated net loss of $21.9 million for the three months ended March 31, 2025, as compared to $27.3 million for the same period in 2024.
•We generated adjusted EBITDA loss of $18.6 million for the three months ended March 31, 2025, as compared to $20.9 million for the same period in 2024.
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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. In 2024, we closed 15 stores in the United States and 3 stores in Europe, and in the first quarter of 2025 we closed 5 stores in the United States. In 2023 and 2024, we transitioned the operations of international stores to distributor partners in South Korea, Canada, Australasia, Japan, and China. As of December 31, 2024, we do not operate any stores in those geographies. Our remaining stores are located in the United States and the United Kingdom.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
United States[1]	42	44	45	45	42	32	31	30	25
International[2]	17	18	15	15	15	11	3	3	3
Total stores	59	62	60	60	57	43	34	33	28
1 In the first quarter of 2024, we closed the operations of three stores in the U.S. In the second quarter of 2024, we closed the operations of ten stores in the U.S. In the third quarter of 2024, we closed the operations of one store in the U.S. In the fourth quarter of 2024, we closed the operations of one store in the U.S. In the first quarter of 2025, we closed the operations of five stores in the U.S.
2 In the third quarter of 2023, we transitioned the operations of three international stores to distributors. In the second quarter of 2024, we transitioned the operations of two stores in Japan and one store in New Zealand to unrelated third-party distributors and closed one store in Europe. In the third quarter of 2024, we transitioned the operations of six stores in China to an unrelated third-party distributor and closed two stores in Europe.

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
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of March 31, 2025, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales in 2025 to be in line with 2024, primarily driven by demand for new products in the fourth quarter of the year, offset by the impacts of our international distributor transitions, retail store closures, and sales trends in our direct business in the first three quarters of the year.
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
Other Income
Other income consists of gains or losses on lease terminations and modifications, gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.

Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, Canada, New Zealand, Germany, Japan and South Korea as of March 31, 2025.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Statements of Operations Data:
Net revenue	$32,114	$39,327
Cost of revenue	17,714	20,871
Gross profit	14,400	18,456
Operating expense:
Selling, general, and administrative expense(1)(2)	25,212	39,706
Marketing expense	12,018	7,760
Restructuring expense	—	800
Total operating expense	37,230	48,266
Loss from operations	(22,830)	(29,810)
Interest income	293	1,020
Other income	728	1,698
Loss before provision for income taxes	(21,809)	(27,092)
Income tax provision	(66)	(239)
Net loss	$(21,875)	$(27,331)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	690	(1,213)
Total comprehensive loss	$(21,185)	$(28,544)
________________
(1)Includes stock-based compensation expense of $2.3 million for the three months ended March 31, 2025, and $3.3 million for the three months ended March 31, 2024.
(2)Includes depreciation and amortization expense of $1.9 million for the three months ended March 31, 2025, and $4.8 million for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	55.2%	53.1%
Gross profit	44.8%	46.9%
Operating expense:
Selling, general, and administrative expense	78.5%	101.0%
Marketing expense	37.4%	19.7%
Restructuring expense	—%	2.0%
Total operating expense	115.9%	122.7%
Loss from operations	(71.1)%	(75.8)%
Interest income	0.9%	2.6%
Other income	2.3%	4.3%
Loss before provision for income taxes	(67.9)%	(68.9)%
Income tax provision	(0.2)%	(0.6)%
Net loss	(68.1)%	(69.5)%

Other comprehensive income (loss):
Foreign currency translation gain (loss)	2.1%	(3.1)%
Total comprehensive loss	(66.0)%	(72.6)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Net Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$32,114	$39,327	$(7,213)	(18.3)%
Net revenue decreased by $7.2 million, or 18.3%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our direct business of $6.9 million, driven by approximately $4.1 million in our retail business, primarily due to store closures. Net revenue was also impacted by our transition to third-party distributors in our international business by approximately $2.8 million. These decreases were partially offset by gift card breakage revenue of $1.9 million, resulting from a change in accounting estimate.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$17,714	$20,871	$(3,157)	(15.1)%
Gross profit	14,400	18,456	(4,056)	(22.0)%
Gross margin	44.8%	46.9%
Cost of revenue decreased by $3.2 million, or 15.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to decreases in product costs of approximately $2.6 million and distribution center expenses of approximately $0.5 million, driven by fewer unit sales as a result of the US retail store closures and international distributor transitions.
Gross profit decreased by $4.1 million, or 22.0%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin decreased to 44.8% for the three months ended March 31, 2025 from 46.9% in the same period in 2024, primarily due to lower average selling prices, driven by the shift to international distributors, lower average selling prices in our direct business, and higher per unit freight costs in our direct business. These declines were partially offset by gift card breakage.
Operating Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$25,212	$39,706	$(14,494)	(36.5)%
Marketing expense	12,018	7,760	4,258	54.9%
Restructuring expense	—	800	(800)	(100.0)%
Total operating expense	$37,230	$48,266	$(11,036)	(22.9)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $14.5 million, or 36.5%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreases in personnel and related expenses of $4.6 million, depreciation and amortization expense of $2.9 million, occupancy costs of $2.7 million, professional services fees of $1.1 million, and stock-based compensation expense of $1.1 million.

Marketing Expense
Marketing expense increased by $4.3 million, or 54.9%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily driven by an investment in upper funnel marketing initiatives.
Restructuring Expense
Restructuring expense decreased by $0.8 million, or 100.0%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was driven by completion of the strategic transformation plan in 2024.
Interest Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$293	$1,020	$(727)	(71.3)%
Interest income decreased by $0.7 million, or 71.3%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our short-term investments in money market funds and interest expense related to our Credit Agreement.
Other Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$728	$1,698	$(970)	(57.1)%
Other income decreased by $1.0 million, or 57.1%, for the three months ended March 31, 2025, primarily due to lower gains on the termination and modification of certain operating leases.
Income Tax Provision

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(66)	$(239)	$173	(72.4)%
Income tax provision decreased by $0.2 million, or 72.4%, for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to our transition to third-party distributors in certain international markets and the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates.

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
•adjusted EBITDA and adjusted EBITDA margin do not reflect impairment expense for long-lived assets and, although these are a non-cashexpense, the assets being impaired may never recover their fair value, increasing our cash requirements;
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(21,875)	$(27,331)
Add (deduct):
Stock-based compensation expense	2,284	3,344
Depreciation and amortization expense	1,902	4,771
Restructuring expense	—	800
Other income	(728)	(1,698)
Interest income	(293)	(1,020)
Income tax provision	66	239
Adjusted EBITDA	$(18,644)	$(20,895)
Adjusted EBITDA loss decreased by $2.3 million, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreased net loss, which was driven primarily by the reduction in operating expenses during the period.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net revenue	$32,114	$39,327

Net loss	$(21,875)	$(27,331)
Net loss margin	(68.1)%	(69.5)%

Adjusted EBITDA	$(18,644)	$(20,895)
Adjusted EBITDA margin	(58.1)%	(53.1)%
Adjusted EBITDA margin declined from (53.1)% to (58.1)% for the three months ended March 31, 2025 as compared to the same period in 2024. The change was primarily driven by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $39.1 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO in 2021.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Agreement (including the extension, amendment, or replacement of the Credit Agreement before it matures on April 17, 2026), will be sufficient to meet our cash requirements over the next 12 months. Our longer-term expected future cash requirements and obligations will necessitate continuing availability of funding from equity securities and debt offerings, and ultimately achieving positive results from operations.
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
The Credit Agreement has a maturity date of April 17, 2026. See Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(27,883)	$(26,201)
Net cash provided by used in investing activities	(214)	(766)
Net cash provided by financing activities	3	33
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	420	(814)
Net decrease in cash, cash equivalents, and restricted cash	$(27,674)	$(27,748)
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
During the three months ended March 31, 2025, net cash used in operating activities was $27.9 million, which consisted of a net loss of $21.9 million, in part driven by a net change of $(9.0) million in our operating assets and liabilities and partially offset by non-cash charges of $3.0 million. The change in operating assets and liabilities was primarily due to a decrease of $10.4 million in accounts payable due to timing of payments made and a decrease of

$2.8 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, partially offset by a decrease of $2.7 million in prepaid expenses and other current assets due to the amortization of prepaid expenses and a reduction in other receivables, a decrease of $1.1 million in accounts receivable due to timing of cash received, and a decrease of $0.8 million in inventory as a result of lower on-hand inventory.
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
During the three months ended March 31, 2025, net cash provided by investing activities was $0.2 million, and consisted primarily of $0.4 million of proceeds from the sale of our businesses and a decrease of $44.0 thousand in security deposits related to our closed retail stores, partially offset by $0.6 million cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores.
During the three months ended March 31, 2024, net cash used in investing activities was $0.8 million, and consisted primarily of cash outflows for the purchases of property and equipment to support the ongoing operations of our retail stores, offset by $0.3 million of proceeds from the sale of our Korean subsidiary in the third quarter of 2023.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $3 thousand and $33 thousand, respectively, primarily due to proceeds from the exercise of stock options, offset by taxes withheld related to employee stock awards.
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
As of March 31, 2025, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
We depend significantly on a very limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we transitioned all new footwear manufacturing to one footwear manufacturer in Vietnam. Although we are transitioning some of this manufacturing to additional manufacturers, we remain concentrated within our supply chain. As a result of this concentration in our supply chain our business and operations would be negatively affected if any of our key manufacturers were to experience a significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business, reputation and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
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
As of March 31, 2025, we operated 28 retail store locations in two countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and have and may continue to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of March 31, 2025, we had more than 200 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. The United States has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. As of April 9, 2025, the United States has imposed an aggregate additional 145% tariff on imports from China. Additionally, recent United States policy updates include an additional 46% tariff on imports from Vietnam, which was subsequently paused for 90 days and replaced with an additional 10% tariff effective April 9, 2025. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products that are manufactured in countries other than the United States, or could require us to source more of our products from other countries.
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
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On March 15, 2025, Joey Zwillinger, a director of Allbirds, Inc., adopted a “Rule 10b5-1 trading arrangement.” The plan has a duration of one year, commencing on June 13, 2025. Under the plan, Mr. Zwillinger intends to sell up to 50,000 shares of the Company's common stock. This trading arrangement is intended to qualify for the affirmative defense under Rule 10b5-1(c). No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: May 9, 2025	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)