Form 10-Q
period 2025-06-30
Allbirds, Inc.
filed 2025-08-08
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2025, the number of shares of the registrant’s Class A common stock outstanding was 5,604,113 and the number of shares of the registrant’s Class B common stock outstanding was 2,542,365.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements made in this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by applicable securities laws. We may not actually achieve the plans, intentions or expectations disclosed in or expressed by, and you should not place undue reliance on, our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
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

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:
•We may be unable to successfully execute on our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.
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
•Our international operations expose us to various risks, such as. foreign currency exchange rate fluctuations, tariffs or global trade wars, trade restrictions, shipping channel constraints, and changing tax laws.
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
•Our business is subject to the risk of manufacturer concentration and our suppliers’ and manufacturers’ ability to provide materials for, and to produce, our products.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,144	$66,732
Accounts receivable	7,814	6,168
Inventory	42,243	44,121
Prepaid expenses and other current assets	11,083	13,536
Total current assets	94,284	130,558

Property and equipment—net	15,386	17,825
Operating lease right-of-use assets	22,227	38,082
Other assets	4,921	2,414
Total assets	$136,818	$188,879

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	12,087	10,773
Accrued expenses and other current liabilities	13,601	18,821
Current lease liabilities	9,656	10,879
Deferred revenue	1,602	3,896
Total current liabilities	36,946	44,369

Non-current liabilities:
Non-current lease liability	23,482	42,796
Long-term debt	5,000	—
Other long-term liabilities	29	29
Total non-current liabilities	28,511	42,825
Total liabilities	$65,457	$87,194

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 5,604,152 and 5,456,072 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively[1]	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 2,542,365 and 2,542,365 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively[1]	—	—
Additional paid-in capital	596,350	591,882
Accumulated other comprehensive loss	(3,097)	(5,681)
Accumulated deficit	(521,893)	(484,517)
Total stockholders’ equity	71,361	101,685

Total liabilities and stockholders’ equity	$136,818	$188,879
See accompanying notes to condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on September 4, 2024. See Note 2, “Significant Accounting Policies” and Note 6, “Stockholders’ Equity” for additional details.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$39,685	$51,582	$71,798	$90,909
Cost of revenue	23,531	25,527	41,244	46,398
Gross profit	16,154	26,055	30,554	44,511
Operating expense:
Selling, general, and administrative expense	24,156	33,552	49,368	73,258
Marketing expense	8,525	11,739	20,543	19,499
Restructuring expense	—	954	—	1,753
Total operating expense	32,681	46,245	69,911	94,510
Loss from operations	(16,527)	(20,190)	(39,357)	(49,999)
Net loss from the sales of businesses	—	(194)	—	(194)
Interest income	86	1,228	379	2,248
Other income	1,021	575	1,749	2,273
Loss before provision for income taxes	(15,420)	(18,581)	(37,229)	(45,672)
Income tax provision	(81)	(552)	(147)	(791)
Net loss	$(15,501)	$(19,133)	$(37,376)	$(46,463)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(1.92)	$(2.45)	$(4.64)	$(5.96)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,090,259	7,824,200	8,055,136	7,796,614

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,894	(312)	2,584	(1,525)
Total comprehensive loss	$(13,607)	$(19,445)	$(34,792)	$(47,988)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2024	5,161,181	$1	2,627,388	$—	$583,345	$(4,548)	$(418,530)	$160,268
Vesting of restricted stock units	82,455	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	12,245	—	—	—	130	—	—	130
Conversion of Class B shares into Class A common stock	85,023	—	(85,023)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,016	—	—	3,016
Comprehensive loss	—	—	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	—	—	(19,133)	(19,133)
BALANCE - June 30, 2024	5,340,904	$1	2,542,365	$—	$586,491	$(4,860)	$(437,662)	$143,969

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - March 31, 2025	5,515,268	$1	2,542,365	$—	$594,204	$(4,991)	$(506,392)	$82,822
Vesting of restricted stock units	73,451	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Stock-based compensation	—	—	—	—	2,080	—	—	2,080
Comprehensive income	—	—	—	—	—	1,894	—	1,894
Net loss	—	—	—	—	—	—	(15,501)	(15,501)
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	1,250	—	52	—	—	52
Vesting of restricted stock units	113,425	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	12,245	—	—	—	130			130
Conversion of Class B shares into Class A common stock	86,273	—	(86,273)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,446	—	—	6,446
Comprehensive loss	—	—	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	—	—	—	(46,463)	(46,463)
BALANCE - June 30, 2024	5,340,904	$1	2,542,365	$—	$586,491	$(4,860)	$(437,662)	$143,969

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,292	—	3	—	—	3
Vesting of restricted stock units	130,355	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Conversion of Class B shares into Class A common stock	2,292	—	(2,292)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,399	—	—	4,399
Comprehensive income	—	—	—	—	—	2,584	—	2,584
Net loss	—	—	—	—	—	—	(37,376)	(37,376)
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,376)	$(46,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,802	7,334
Amortization of debt issuance costs	—	8
Stock-based compensation	4,399	6,273
Inventory write-down	1,984	866
Provision for bad debt	—	802
Loss from sale of business	—	194
Deferred taxes	—	393
Gift card breakage	(1,990)	—
Changes in assets and liabilities:
Accounts receivable	(1,587)	(3,208)
Inventory	393	1,492
Prepaid expenses and other current assets	2,731	2,976
Operating lease right-of-use assets and current and noncurrent lease liabilities	(4,733)	(8,897)
Accounts payable and accrued expenses	(3,890)	(3,438)
Other long-term liabilities	—	—
Deferred revenue	(308)	(123)
Net cash used in operating activities	(36,575)	(41,791)

Cash flows from investing activities:
Purchase of property and equipment	(1,371)	(2,427)
Changes in security deposits	91	1,173
Proceeds from sale of businesses	386	1,349
Net cash used in investing activities	(894)	95

Cash flows from financing activities:
Proceeds from line of credit	5,000	—
Proceeds from the exercise of stock options	8	34
Taxes withheld and paid on employee stock awards	(4)	(1)
Proceeds from issuance of common stock under employee stock purchase plan	67	150
Payment of deferred financing costs	(2,919)	—
Net cash provided by financing activities	2,152	183

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,734	(1,092)
Net decrease in cash, cash equivalents, and restricted cash	(33,583)	(42,605)
Cash, cash equivalents, and restricted cash—beginning of period	67,584	130,673
Cash, cash equivalents, and restricted cash—end of period	$34,001	$88,068

Supplemental disclosures of cash flow information:
Cash paid for interest	$50	$73
Cash paid for taxes	$133	$1,169
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$48	$2
Stock-based compensation included in capitalized internal-use software	$70	$173

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$33,144	$87,224
Restricted cash included in prepaid expenses and other current assets	857	845
Total cash, cash equivalents, and restricted cash	$34,001	$88,068
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $5.4 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively. Credit card receivables were $2.2 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. Other receivables were $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make write-downs as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $2.4 million and $3.1 million of inventory write-downs for the three and six months ended June 30, 2025, respectively, and $0.2 million and $1.7 million of inventory write-downs for the three and six months ended June 30, 2024, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such, cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. As of June 30, 2025 and December 31, 2024, we had $0.2 million and $0.3 million in cash collections of purchases via our digital channel which had not yet shipped, respectively.
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
As of June 30, 2025 and December 31, 2024, we had $1.4 million and $3.6 million, for each period, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets.
Our sales policy allows customers to return merchandise within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of June 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets.
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the second quarter of 2025 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three and six months ended June 30, 2025.
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. We incurred no restructuring charges for the three and six months ended June 30, 2025, and $1.0 million and $1.8 million in restructuring charges for the three and six months ended June 30, 2024, respectively.
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
There were no accounting pronouncements adopted during the three months ended June 30, 2025.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the ASC in order to conform with certain SEC amendments in Release No.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
3.Balance Sheet Components
Inventory
Inventory consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$46,291	$47,739
Reserve to reduce inventories to net realizable value	(4,048)	(3,618)
Total inventory	$42,243	$44,121
Property and Equipment - Net
Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$21,609	$19,364
Furniture and fixtures	13,630	15,217
Internal-use software	26,735	25,082
Machinery and equipment	640	640
Computers and equipment	2,166	2,169
Total property and equipment - gross	64,780	62,472
Less: accumulated depreciation and amortization	(49,394)	(44,647)
Total property and equipment - net	$15,386	$17,825
Depreciation and amortization expense for the three and six months ended June 30, 2025 was $1.9 million and $3.8 million, and was $2.6 million and $7.4 million for the three and six months ended June 30, 2024, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$4,500	$4,910
Inventory returns receivable	325	798
Security deposits	505	150
Taxes receivable	4,632	5,461
Other receivables	35	1,366
Restricted cash	857	851
Deferred offering costs	229	—
Total prepaid expenses and other current assets	$11,083	$13,536
Other Assets
Other assets consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Investment in equity securities	$200	$200
Security deposits	1,192	1,609
Intangible assets	78	42
Debt issuance costs	2,888	—
Deferred tax assets	563	563
Total other assets	$4,921	$2,414
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Sales-refund reserve	$1,365	$2,259
Taxes payable	885	1,092
Employee-related liabilities	2,991	3,857
Accrued expenses	8,360	11,613
Total accrued expenses and other current liabilities	$13,601	$18,821
4.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We hold cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 and represent Level 1 assets on the fair value hierarchy.
Equity Investments—Our equity investment in Natural Fiber Welding, Inc. (“NFW”) represents a non-marketable equity security in a privately held company. The fair value is considered to be a Level 3 asset based on

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
unobservable inputs that reflect our own assumptions. The carrying value of our investment was $0.2 million as of June 30, 2025 and December 31, 2024.
The following tables summarize, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of June 30, 2025 and December 31, 2024. We had no liabilities measured at fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,500	$—		$1,500
NFW investment			$200	$200
	$1,500	$—	$200	$1,700

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,000	$—	$—	$37,000
NFW investment	—	—	200	200
	$37,000	$—	$200	$37,200
5.Long-Term Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Prior Credit Agreement”), providing for a revolving line of credit of up to $40.0 million, subject to a borrowing base formula, and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Prior Credit Agreement was amended on April 17, 2023 to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, subject to a borrowing base formula, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) would occur on any date on which Availability (as defined therein) was less than 25.0% of the Aggregate Revolving Commitments (as defined therein). In connection with entry into the Credit Agreement (as hereinafter defined), we repaid and fully discharged our obligations under the Prior Credit Agreement.
On June 30, 2025, we entered into a secured $50.0 million revolving credit agreement with Second Avenue Capital Partners LLC (the “Credit Agreement”). The borrowing capacity is subject to a borrowing base formula, and under the revolving credit facility may be increased up to an additional $25.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Credit Agreement will mature on June 30, 2028.
Interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) the sum of the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.15%, plus (ii) a margin of 5.75% per annum. The commitment fee under the Credit Agreement is 0.45% per annum on the average daily unused portion of each lender’s commitment.
The Credit Agreement contains customary representations and warranties, and affirmative covenants and negative covenants applicable to the Company and certain of its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions of assets, dividends and other distributions, minimum unrestricted cash, and minimum consolidated EBITDA. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy or insolvency.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Concurrently with entry into the Credit Agreement, we drew down $5.0 million on the revolving credit facility. The borrowings were used to, among other things, pay third-party debt issuance costs in the amount of $2.9 million.
As of June 30, 2025, there was $5.0 million outstanding under the Credit Agreement. As December 31, 2024, there was $0.0 million outstanding under the Prior Credit Agreement.
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
As of June 30, 2025 and December 31, 2024, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share. There was no change in the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Common Stock
As of June 30, 2025 and December 31, 2024, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Shares of common stock reserved for future issuance as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
2015 Equity Incentive Plan:
Options issued and outstanding	280,727	316,542
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	230,026	240,819
Restricted stock units outstanding	662,896	464,165
Performance stock units outstanding	93,780	45,870
Shares available for future grants	729,378	822,815
2021 Employee Stock Purchase Plan:
Shares available for future grants	381,101	316,554
Total shares of common stock reserved for future issuance	2,377,908	2,206,765
7.Segments and Geographic Information
Segment Information

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Operating segments are defined as components of an entity for which separate financial information is available and reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer. Specifically, our CODM uses consolidated net loss as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts. The measure of segment assets is reported on the consolidated balance sheets as “Total assets.” Therefore, we operate as one operating and reportable segment as our CODM reviews consolidated financial information in managing the business.
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$39,685	$51,582	$71,798	$90,909
Cost of revenue	23,531	25,527	41,244	46,398
Selling, general, and administrative expense[1]	8,562	12,075	17,837	27,048
Payroll and benefits expense[2]	10,406	14,208	21,066	29,425
Marketing expense	8,525	11,739	20,543	19,499
Other segment expenses—net[3]	4,162	7,166	$8484	$15002
Segment and consolidated net loss	$(15,501)	$(19,133)	$(37,376)	$(46,463)
Geographic Information
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and six months ended June 30, 2025 and 2024. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$28,649	$36,627	$54,274	$65,859
International	11,036	14,955	17,524	25,050
Total net revenue	$39,685	$51,582	$71,798	$90,909
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
accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of June 30, 2025, the promissory note remained outstanding.
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2024 and June 30, 2025, and changes during the six month period ended June 30, 2025, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	557,362	$70.84	5.78	$221
Granted	—	—
Exercised	(2,292)	1.48		11
Forfeited	(4,067)	73.71
Cancelled	(40,250)	82.44
Outstanding at June 30, 2025	510,753	$70.15	5.58	$347
Vested and exercisable at June 30, 2025	420,295	$75.75	5.14	$347
There were no stock options granted for the three and six months ended June 30, 2025 and 2024.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - May 3, 2025 to November 2, 2025	Offering Period - November 3, 2024 to May 2, 2025	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024
Risk-free interest rate	4.26%	4.30%	5.41%	5.45%
Dividend yield	—	—	—	—
Volatility	37.13%	37.13%	37.13%	43.12%
Expected lives (years)	0.5	0.5	0.5	0.5
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
RSU activity during the six months ended June 30, 2025 was as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	464,165	$23.61
Granted	381,398	5.78
Vested	(130,355)	26.38
Forfeited	(52,312)	21.05
Unvested at June 30, 2025	662,896	$13.00
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
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each tranche, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and stock-based compensation expense of $0.2 million and $0.4 million for three and six months ended June 30, 2024, respectively.
PSU activity during the six months ended June 30, 2025 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	45,870	$33.17
Granted	77,409	6.01
Vested	—	—
Forfeited	(29,499)	47.15
Unvested at June 30, 2025	93,780	$6.35

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation, net of amounts capitalized	$2,048	$2,929	$4,332	$6,273
Capitalized stock-based compensation	32	87	67	173
Total stock-based compensation	$2,080	$3,016	$4,399	$6,446
As of June 30, 2025, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.69 years. There was approximately $8.1 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.36 years. There was approximately $0.1 million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.68 years.
10.Income Taxes
Income tax provision was $0.1 million and $0.1 million for the three and six months ended June 30, 2025, and $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 0.6% and 0.4%, and for the three and six months ended June 30, 2024 was 3.0% and 1.7%, respectively. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of June 30, 2025, we are subject to examination by various tax authorities for 2019 through 2024. During the three and six months ended June 30, 2025, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
Additionally, the One Big Beautiful Bill Act, or the 2025 Tax Act, enacted on July 4, 2025 makes changes to U.S. federal corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company is currently evaluating the impact of these tax law changes on the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of June 30, 2025, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint, which the court granted on May 10, 2024, but provided plaintiffs leave to amend the complaint. A second amended complaint was filed on June 24, 2024. We filed a motion to dismiss the second amended complaint, which the court granted on June 21, 2025, but provided plaintiffs leave to amend the complaint. Plaintiffs filed a third amended complaint on July 14, 2025 and we expect to file a motion to dismiss on or before August 27, 2025 with full briefing expected to be completed by November 12, 2025. We intend to vigorously defend against this lawsuit.
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for lease term and discount rate)	2025	2024	2025	2024
Operating lease costs	$2,107	$3,947	$4,761	$8,034
Variable lease costs	30	30	60	82
Short-term lease costs	—	44	14	89
Sublease income	(51)	(68)	(119)	(135)
Total lease costs	$2,086	$3,953	$4,716	$8,070

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	4.97	6.47
Weighted-average discount rate	5.22%	5.59%

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,752	$6,018	$6,863	$12,235
Right of use assets obtained in exchange for lease liabilities	—	—	106	—
Right of use assets given up for reduction of lease liabilities	(6,990)	(7,058)	(12,481)	(12,718)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of June 30, 2025, are as follows:

(in thousands)	Operating Lease Payments
Fiscal year ended December 31,
Remainder of 2025	$5,409
2026	8,886
2027	5,760
2028	4,702
2029	4,049
Thereafter	7,466
Total undiscounted operating lease payments	$36,272
Less: imputed discount	3,134
Total operating lease liabilities	$33,138
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(15,501)	$(19,133)	$(37,376)	$(46,463)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,090,259	7,824,200	8,055,136	7,796,614
Net loss per share attributable to common stockholders, basic and diluted	$(1.92)	$(2.45)	$(4.64)	$(5.96)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Outstanding stock options	510,753	613,430
2021 ESPP	484	7,436
RSUs	662,896	442,618
PSUs	93,780	45,871
Total anti-dilutive securities	1,267,913	1,109,354
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and six months ended June 30, 2025 and 2024. We made $0.2 million and $0.5 million matching contributions for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively. We have no intention to terminate the plan.
15.Subsequent Events
We have evaluated events occurring through August 7, 2025, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform and our physical footprint of 24 stores as of June 30, 2025. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three and six months ended June 30, 2025 and 2024:
•We generated net revenue of $39.7 million and $71.8 million for the three and six months ended June 30, 2025, respectively, as compared to $51.6 million and $90.9 million for the same periods in 2024.
•Our gross margin was 40.7% and 42.6% for the three and six months ended June 30, 2025, respectively, as compared to 50.5% and 49.0% for the same periods in 2024.
•We generated net loss of $15.5 million and $37.4 million for the three and six months ended June 30, 2025, respectively, as compared to a net loss of $19.1 million and $46.5 million for the same periods in 2024.
•We generated adjusted EBITDA loss of $12.6 million and $31.2 million for the three and six months ended June 30, 2025, respectively, as compared to adjusted EBITDA loss of $13.7 million and $34.6 million for the same periods in 2024.
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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across our digital and retail channels, while still maintaining our goal of long-term profitability. We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition. In 2024, we closed 15 stores in the United States and 3 stores in Europe. In the first half of 2025 we closed 9 stores in the United States. In 2023, 2024, and 2025 we transitioned the operations of our international businesses, including international stores, to distributor partners in South Korea, Canada, Australasia, Japan, China, and Europe. As of December 31, 2024, we do not operate any stores in those geographies. Our remaining stores are located in the United States and the United Kingdom.

Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
United States[1]	44	45	45	42	32	31	30	25	21
International[2]	18	15	15	15	11	3	3	3	3
Total stores	62	60	60	57	43	34	33	28	24
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
Seasonality
1 In the first quarter of 2024, we closed the operations of three stores in the U.S. In the second quarter of 2024, we closed the operations of ten stores in the U.S. In the third quarter of 2024, we closed the operations of one store in the U.S. In the fourth quarter of 2024, we closed the operations of one store in the U.S. In the first quarter of 2025, we closed the operations of five stores in the U.S. In the second quarter of 2025, we closed the operations of four stores in the U.S.
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
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of June 30, 2025, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale. We expect overall sales in 2025 to decrease from 2024, primarily driven by the impacts of our international distributor transitions, retail store closures, and sales trends in our direct business in the first three quarters of the year, partially offset by demand for new products in the fourth quarter of the year.
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
Gross Profit and Gross Margin
Gross profit represents net revenue less the cost of revenue. Gross margin is gross profit expressed as a percentage of net revenue. Our gross margin may fluctuate from period to period based on a number of factors, including business outcomes, the mix of products we sell in different geographies and channels, price changes, promotional activities, the innovation initiatives we undertake in each product category, cost drivers (including commodity prices, transportation rates, manufacturing costs), and inventory write-downs or write-offs, among other factors. We expect gross margin improvement for fiscal year 2025 as compared to fiscal year 2024.
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
Interest Income
Interest income primarily consists of interest income generated from our cash and cash equivalents, offset by interest expense associated with our credit agreements, including with Second Avenue Capital Partners as of June 30, 2025 and with JPMorgan Chase Bank, N.A for all prior periods. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Income
Other income consists of gains or losses on lease terminations and modifications, gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, Canada, New Zealand, Germany, and South Korea as of June 30, 2025.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$39,685	$51,582	$71,798	$90,909
Cost of revenue	23,531	25,527	41,244	46,398
Gross profit	16,154	26,055	30,554	44,511
Operating expense:
Selling, general, and administrative expense(1)(2)	24,156	33,552	49,368	73,258
Marketing expense	8,525	11,739	20,543	19,499
Restructuring expense	—	954	—	1,753
Total operating expense	32,681	46,245	69,911	94,510
Loss from operations	(16,527)	(20,190)	(39,357)	(49,999)
Net loss from the sale of business	—	(194)	—	(194)
Interest income	86	1,228	379	2,248
Other income	1,021	575	1,749	2,273
Loss before provision for income taxes	(15,420)	(18,581)	(37,229)	(45,672)
Income tax provision	(81)	(552)	(147)	(791)
Net loss	$(15,501)	$(19,133)	$(37,376)	$(46,463)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,894	(312)	2,584	(1,525)
Total comprehensive loss	$(13,607)	$(19,445)	$(34,792)	$(47,988)
________________
(1)Includes stock-based compensation expense of $2.0 million and $4.3 million for the three and six months ended June 30, 2025, respectively and $2.9 million and $6.3 million for the same periods in 2024.
(2)Includes depreciation and amortization expense of $1.9 million and $3.8 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $7.4 million for the for the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.3%	49.5%	57.4%	51.0%
Gross profit	40.7%	50.5%	42.6%	49.0%
Operating expense:
Selling, general, and administrative expense	60.9%	65.0%	68.8%	80.6%
Marketing expense	21.5%	22.8%	28.6%	21.4%
Restructuring expense	—%	1.8%	—%	1.9%
Total operating expense	82.4%	89.7%	97.4%	104.0%
Loss from operations	(41.6)%	(39.1)%	(54.8)%	(55.0)%
Net loss from the sale of business	—%	(0.4)%	—%	(0.2)%
Interest income	0.2%	2.4%	0.5%	2.5%
Other income	2.6%	1.1%	2.4%	2.5%
Loss before provision for income taxes	(38.9)%	(36.0)%	(51.9)%	(50.2)%
Income tax provision	(0.2)%	(1.1)%	(0.2)%	(0.9)%
Net loss	(39.1)%	(37.1)%	(52.1)%	(51.1)%

Other comprehensive income (loss):
Foreign currency translation gain (loss)	4.8%	(0.6)%	3.6%	(1.7)%
Total comprehensive loss	(34.3)%	(37.7)%	(48.5)%	(52.8)%

Comparison of the Three Months Ended June 30, 2025 and 2024
Net Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$39,685	$51,582	$(11,897)	(23.1)%
Net revenue decreased by $11.9 million, or 23.1%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our direct business of $9.1 million, primarily driven by declines in our retail business, primarily due to store closures. Net revenue was also impacted by our transition to third-party distributors in our international business by approximately $2.4 million.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$23,531	$25,527	$(1,996)	(7.8)%
Gross profit	16,154	26,055	(9,901)	(38.0)%
Gross margin	40.7%	50.5%
Cost of revenue decreased by $2.0 million, or 7.8%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to decreases in product costs of approximately $4.4 million, driven by fewer unit sales in our direct business, partially resulting from the U.S. retail store closures, as well decreased distribution center costs of approximately $0.7 million related to fewer units sales and less on-hand inventory during the period. These decreases were partially offset by increased inventory write-downs and adjustments of $2.4 million, primarily driven by our transition to a distributor in Europe at the end of the second quarter.
Gross profit decreased by $9.9 million, or 38.0%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin decreased to 40.7% for the three months ended June 30, 2025 from 50.5% in the same period in 2024, primarily due to increased promotional activity, inventory adjustments primarily associated with the transition of the European market to a distributor, a higher mix of business from international distributors and a lower mix from retail stores, and increased per unit freight and duty costs in our direct business.
Operating Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$24,156	$33,552	$(9,396)	(28.0)%
Marketing expense	8,525	11,739	(3,214)	(27.4)%
Restructuring expense	—	954	(954)	(100.0)%
Total operating expense	$32,681	$46,245	$(13,564)	(29.3)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $9.4 million, or 28.0%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreases in personnel and related expenses of $3.8 million, occupancy costs of $3.1 million, stock-based compensation expense of $0.9 million, and depreciation and amortization expense of $0.7 million.

Marketing Expense
Marketing expense decreased by $3.2 million, or 27.4%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by reduced digital advertising costs.
Restructuring Expense
Restructuring expense decreased by $1.0 million, or 100.0%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was driven by completion of the strategic transformation plan in 2024.
Net loss From Sales of Businesses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$—	$(194)	$194	(100.0)%
Net loss from sales of businesses decreased by $0.2 million, or 100.0%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was driven by the sales of our Japanese and Australasian businesses to unrelated third-party distributors in the second quarter of 2024.
Interest Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$86	$1,228	$(1,142)	(93.0)%
Interest income decreased by $1.1 million, or 93.0%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our short-term investments in money market funds and interest expense related to our Prior Credit Agreement.
Other Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$1,021	$575	$446	77.6%
Other income increased by $0.4 million, or 77.6%, for the three months ended June 30, 2025, primarily due to higher gains on the termination and modification of certain operating leases.
Income Tax Provision

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(81)	$(552)	$471	(85.3)%
Income tax provision decreased by $0.5 million, or 85.3%, for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

Comparison of the Six Months Ended June 30, 2025 and 2024
Net Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$71,798	$90,909	$(19,111)	(21.0)%
Net revenue decreased by $19.1 million, or 21.0%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our direct business of $12.7 million, primarily driven by declines in our retail business, primarily due to store closures. Net revenue was also impacted by our transition to third-party distributors in our international business by approximately $5.2 million. These decreases were partially offset by gift card breakage revenue of $2.0 million, resulting from a change in accounting estimate.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$41,244	$46,398	$(5,154)	(11.1)%
Gross profit	30,554	44,511	(13,957)	(31.4)%
Gross margin	42.6%	49.0%		(13.1)%
Cost of revenue decreased by $5.2 million, or 11.1%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to decreases in product costs of approximately $7.6 million driven by fewer unit sales in our direct business, as well decreased distribution center costs of approximately $0.8 million, partially offset by increased inventory write-downs and adjustments of $3.7 million.
Gross profit decreased by $14.0 million, or 31.4%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin declined to 42.6% for the six months ended June 30, 2025 from 49.0% for the same period in 2024, primarily due to increased promotional activity, a higher mix of business from international distributors and a lower mix from retail stores, increased inventory adjustments, and increased per unit freight and duty costs in our direct business. These factors were partially offset by gift card breakage.

Operating Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$49,368	$73,258	$(23,890)	(32.6)%
Marketing expense	20,543	19,499	1,044	5.4%
Restructuring expense	—	1,753	(1,753)	(100.0)%
Total operating expense	$69,911	$94,510	$(24,599)	(26.0)%
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $23.9 million, or 32.6%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreases in personnel and related expenses of $8.4 million, occupancy costs of $5.8 million, depreciation and amortization expense of $3.5 million, and stock-based compensation expense of $1.9 million.
Marketing Expense
Marketing expense increased by $1.0 million, or 5.4%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an investment in upper funnel marketing initiatives, partially offset by reduced digital advertising costs.
Restructuring Expense
Restructuring expense decreased by $1.8 million, or 100.0%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was driven by completion of the strategic transformation plan in 2024.
Net loss From Sales of Businesses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$—	$(194)	$194	(100.0)%
Net loss from sales of businesses decreased by $0.2 million, or 100.0%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was driven by the sales of our Japanese and Australasian businesses to unrelated third-party distributors in the second quarter of 2024.
Interest Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$379	$2,248	$(1,869)	(83.1)%
Interest income decreased by $1.9 million, or 83.1%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our short-term investments in money market funds and interest expense related to our prior Credit Agreement.
Other Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$1,749	$2,273	$(524)	(23.1)%
Other income decreased by $0.5 million, or (23.1)%, for the six months ended June 30, 2025 as compared to the same period in 2024. This decrease was primarily due lower gains on the termination and modification of certain operating leases.
Income Tax Provision

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(147)	$(791)	$644	81.4%

Income tax provision decreased by $0.6 million, or 81.4%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(15,501)	$(19,133)	$(37,376)	$(46,463)
Add (deduct):
Stock-based compensation expense	2,048	2,929	4,332	6,273
Depreciation and amortization expense	1,907	2,574	3,808	7,354
Restructuring expense	—	954	—	1,753
Net loss from sale of business	—	194	—	194
Other income	(1,021)	(575)	(1,749)	(2,273)
Interest income	(86)	(1,228)	(379)	(2,248)
Income tax provision	81	552	147	791
Adjusted EBITDA	$(12,572)	$(13,733)	$(31,217)	$(34,619)
Adjusted EBITDA loss decreased by $1.2 million and $3.4 million for the three and six months ended June 30, 2025, respectively, as compared to the same period in 2024. The decreases were primarily driven by decreased net loss in each period, which was driven primarily by the reduction in operating expenses during each period.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net revenue	$39,685	$51,582	$71,798	$90,909

Net loss	$(15,501)	$(19,133)	$(37,376)	$(46,463)
Net loss margin	(39.1)%	(37.1)%	(52.1)%	(51.1)%

Adjusted EBITDA	$(12,572)	$(13,733)	$(31,217)	$(34,619)
Adjusted EBITDA margin	(31.7)%	(26.6)%	(43.5)%	(38.1)%
Adjusted EBITDA margin declined from (26.6)% to (31.7)% for the three months ended June 30, 2025 as compared to the same period in 2024 and declined from (38.1)% to (43.5)% for the six months ended June 30, 2025 as compared to the same period in 2024. These changes were primarily driven by lower net sales, partially offset by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $33.1 million. Our operations have been funded primarily through cash flows from the sale of our products and net proceeds from sales of equity securities, including our IPO in 2021.
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Agreement, will be sufficient to meet our cash requirements over the next 12 months. Our longer-term expected future cash requirements and obligations will necessitate continuing availability of funding from equity securities and debt offerings, and ultimately achieving positive results from operations.

On June 30, 2025, we entered into a secured $50.0 million revolving credit agreement with Second Avenue Capital Partners LLC (the “Credit Agreement”). The borrowing capacity is subject to a borrowing base formula, and under the revolving credit facility may be increased up to an additional $25.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.
Interest on borrowings under the revolving credit facility accrues at a variable rate equal to (i) the sum of the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.15%, plus (ii) a margin of 5.75% per annum. The commitment fee under the Credit Agreement is 0.45% per annum on the average daily unused portion of each lender’s commitment.
The Credit Agreement contains customary representations and warranties, and affirmative covenants and negative covenants applicable to the Company and certain of its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions of assets, dividends and other distributions, minimum unrestricted cash, and minimum consolidated EBITDA. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy or insolvency.
The Credit Agreement has a maturity date of June 30, 2028. See Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.
There have been no material changes to our material cash requirements, outside the course of ordinary business, as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Form 10-K.
Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(36,575)	$(41,791)
Net cash provided by used in investing activities	(894)	95
Net cash provided by financing activities	2,152	183
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,734	(1,092)
Net decrease in cash, cash equivalents, and restricted cash	$(33,583)	$(42,605)
Operating Activities
Our largest sources of operating cash are cash payments received from customers for sales of our products. Our primary uses of cash from operating activities are for inventory, personnel and related expenses, selling and marketing expenses, and third-party professional fees.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including, but not limited to, stock-based compensation, depreciation and amortization of property and equipment, inventory write-downs, and changes in operating assets and liabilities during each year.
During the six months ended June 30, 2025, net cash used in operating activities was $36.6 million, which consisted of a net loss of $37.4 million, in part driven by a net change of $(7.4) million in our operating assets and liabilities and partially offset by non-cash charges of $8.2 million. The change in operating assets and liabilities was primarily due to a decrease of $3.9 million in accounts payable and accrued expenses due to timing of payments made and a decrease of $4.7 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, a decrease of $2.7 million in prepaid expenses and other current assets due to the amortization of prepaid expenses and a reduction in other receivables, an increase of $1.6 million in accounts receivable due to timing of cash received, and a decrease of $0.4 million in inventory as a result of lower on-hand inventory.
During the six months ended June 30, 2024, net cash used in operating activities was $(41.8) million, which consisted of a net loss of $46.5 million, offset by a net change of $(11.2) million in our operating assets and liabilities and non-cash charges of $15.9 million. The change in operating assets and liabilities was primarily due to a decrease of $8.9 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures.
Investing Activities
Net cash used in investing activities typically relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business.
During the six months ended June 30, 2025, net cash used in investing activities was $0.9 million, and consisted primarily of $0.4 million of proceeds from the sale of our businesses and a decrease of $0.1 million in security deposits related to our closed retail stores, partially offset by $1.4 million cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores.
During the six months ended June 30, 2024, net cash provided by investing activities was $0.1 million, and consisted primarily of $1.3 million of proceeds from the sale of our businesses and a decrease of $1.2 million in security deposits related to our closed retail stores, partially offset by cash outflows for the purchases of property and equipment to support the ongoing operations of our retail stores and corporate development
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $2.2 million, primarily due to $5.0 million in borrowings on our line of credit facility, partially offset by $2.9 million in payments of deferred financing costs.
Net cash provided by financing activities for the six months ended June 30, 2024 was $0.2 million, primarily due to proceeds from the exercise of stock options and proceeds from the issuance of common stock under our employee stock purchase plan, offset by taxes withheld related to employee stock awards.
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
As of June 30, 2025, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Risks Related to Our Business, Brand, Products, and Industry
We may be unable to successfully execute on our long-term growth strategy, including efforts to maintain or grow our current revenue and profit levels, reduce our costs, or accurately forecast demand and supply for our products.
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
In September 2023, we entered into agreements with unaffiliated distributors in Canada and South Korea to acquire certain assets related to our operations in these regions. In 2024, we entered into agreements with unaffiliated distributors in Japan, Australasia, and China to acquire certain assets related to our operations in these regions. In July 2025 we transitioned our direct to a consumer European business to a third-party distributor. These distributors now manage our existing stores and sell our products through various channels, including retail stores and eCommerce platforms, under our brand names within their respective territories. Since we have limited experience with third-party distribution arrangements, we cannot guarantee their success. While this model currently represents a small portion of our business, we plan to expand its use to additional countries over time.
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
As of June 30, 2025, we operated 24 retail store locations in two countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and have and may continue to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of June 30, 2025, we had more than 200 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.

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
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No directors or Section 16 officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.
ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
10.1	Class A Common Stock Sales Agreement, dated June 30, 2025, by and between the Registrant and TD Securities (USA) LLC (omitted schedules will be furnished to the SEC upon request).	S-3	001-40963	1.2	June 30, 2025
10.2	Credit Agreement, dated June 30, 2025, by and among the Company, Second Avenue Capital Partners LLC, and the Lending Parties named therein (omitted schedules will be furnished to the SEC upon request).	8-K	001-40963	10.1	July 1, 2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL and contained in Exhibits 101

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

ALLBIRDS, INC.

Date: August 7, 2025	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)