Form 10-Q
period 2025-09-30
Allbirds, Inc.
filed 2025-11-07
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2025, the number of shares of the registrant’s Class A common stock outstanding was 5,670,752 and the number of shares of the registrant’s Class B common stock outstanding was 2,542,340.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations, financial condition, business strategy and plans, efforts related to our strategic transformation plan, efforts related to liquidity (including use of existing debt and equity facilities, supplemental debt and equity financing opportunities, and strategic transactions we may pursue), sustainability related efforts, market growth, business models, objectives of management for future operations, and statements regarding the benefits and timing of the roll-out of new products and technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (allbirds.com), the
i

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
•We may be unable to successfully execute on our long-term growth strategy, including efforts to maintain or grow our current revenue levels, reduce our costs, or accurately forecast demand and supply for our products.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,704	$66,732
Accounts receivable	4,860	6,168
Inventory	43,127	44,121
Prepaid expenses and other current assets	9,026	13,536
Total current assets	80,717	130,558

Property and equipment—net	13,842	17,825
Operating lease right-of-use assets	20,927	38,082
Other assets	4,428	2,414
Total assets	$119,914	$188,879

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	11,743	10,773
Accrued expenses and other current liabilities	11,480	18,821
Current lease liabilities	9,357	10,879
Deferred revenue	1,511	3,896
Total current liabilities	34,091	44,369

Non-current liabilities:
Non-current lease liability	21,578	42,796
Long-term debt	12,313	—
Other long-term liabilities	—	29
Total non-current liabilities	33,891	42,825
Total liabilities	$67,982	$87,194

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 5,670,752 and 5,456,072 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 2,542,340 and 2,542,365 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	597,907	591,882
Accumulated other comprehensive loss	(3,759)	(5,681)
Accumulated deficit	(542,217)	(484,517)
Total stockholders’ equity	51,932	101,685

Total liabilities and stockholders’ equity	$119,914	$188,879
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$32,989	$42,996	$104,787	$133,905
Cost of revenue	18,748	23,921	59,992	70,319
Gross profit	14,241	19,075	44,795	63,586
Operating expense:
Selling, general, and administrative expense	21,678	30,967	71,046	104,226
Marketing expense	11,719	9,855	32,262	29,354
Impairment expense	729	—	729	—
Restructuring expense	—	35	—	1,788
Total operating expense	34,126	40,857	104,037	135,368
Loss from operations	(19,885)	(21,782)	(59,242)	(71,782)
Net loss from the sales of businesses	—	(236)	—	(430)
Interest (expense) income	(370)	744	9	2,992
Other income	3	183	1,752	2,457
Loss before provision for income taxes	(20,252)	(21,091)	(57,481)	(66,763)
Income tax provision	(72)	(86)	(219)	(877)
Net loss	$(20,324)	$(21,177)	$(57,700)	$(67,640)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(2.68)	$(7.13)	$(8.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,167,465	7,900,246	8,092,579	7,831,158

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(662)	1,880	1,922	355
Total comprehensive loss	$(20,986)	$(19,297)	$(55,778)	$(67,285)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2024	5,340,904	$1	2,542,365	$—	$586,490	$(4,860)	$(437,662)	$143,969
Vesting of restricted stock units	46,756	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,674	—	—	2,674
Comprehensive loss	—	—	—	—	—	1,880	—	1,880
Net loss	—	—	—	—	—	—	(21,177)	(21,177)
BALANCE - September 30, 2024	5,387,660	$1	2,542,365	$—	$589,164	$(2,981)	$(458,839)	$127,345

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361
Exercise of stock options	—	—	464	—	1	—	—	1
Vesting of restricted stock units	66,111	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan		—		—	—	—	—	—
Conversion of Class B shares into Class A common stock	489	—	(489)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,556	—	—	1,556
Comprehensive income	—	—	—	—	—	(662)	—	(662)
Net loss	—	—	—	—	—	—	(20,324)	(20,324)
BALANCE - September 30, 2025	5,670,752	$1	2,542,340	$—	$597,907	$(3,759)	$(542,217)	$51,932
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	1,250	—	52	—	—	52
Vesting of restricted stock units	160,181	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	12,245	—	—	—	130			130
Conversion of Class B shares into Class A common stock	86,273	—	(86,273)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,120	—	—	9,120
Comprehensive loss	—	—	—	—	—	355	—	355
Net loss	—	—	—	—	—	—	(67,640)	(67,640)
BALANCE - September 30, 2024	5,387,660	$1	2,542,365	$—	$589,164	$(2,981)	$(458,839)	$127,345

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,756	—	4	—	—	4
Vesting of restricted stock units	196,466	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Conversion of Class B shares into Class A common stock	2,781	—	(2,781)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,955	—	—	5,955
Comprehensive income	—	—	—	—	—	1,922	—	1,922
Net loss	—	—	—	—	—	—	(57,700)	(57,700)
BALANCE - September 30, 2025	5,670,752	$1	2,542,340	$—	$597,907	$(3,759)	$(542,217)	$51,932
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(57,700)	$(67,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,718	10,226
Amortization of debt issuance costs	241	8
Stock-based compensation	5,955	8,893
Inventory write-down	2,433	1,248
Impairment expense	729	—
Provision for bad debt	—	253
Loss from sale of business	—	468
Deferred taxes	—	393
Gift card breakage	(1,993)	—
Changes in assets and liabilities:
Accounts receivable	1,340	2,247
Inventory	(963)	(4,494)
Prepaid expenses and other current assets	4,786	3,526
Operating lease right-of-use assets and current and noncurrent lease liabilities	(5,624)	(10,572)
Accounts payable, accrued expenses and other current liabilities	(6,306)	3,188
Other long-term liabilities	(29)	—
Deferred revenue	(396)	(763)
Net cash used in operating activities	(51,809)	(53,019)

Cash flows from investing activities:
Purchase of property and equipment	(2,275)	(3,083)
Changes in security deposits	453	2,156
Proceeds from sale of businesses	388	2,459
Net cash (used in) provided by investing activities	(1,434)	1,532

Cash flows from financing activities:
Proceeds from line of credit	12,313	—
Proceeds from the exercise of stock options	8	34
Taxes withheld and paid on employee stock awards	(4)	(1)
Proceeds from issuance of common stock under employee stock purchase plan	67	150
Payment of deferred financing costs	(3,118)	—
Net cash provided by financing activities	9,266	183

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	957	105
Net decrease in cash, cash equivalents, and restricted cash	(43,020)	(51,199)
Cash, cash equivalents, and restricted cash—beginning of period	67,584	130,673
Cash, cash equivalents, and restricted cash—end of period	$24,564	$79,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$99
Cash paid for taxes	$149	$1,307
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$48	$8

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Stock-based compensation included in capitalized internal-use software	$92	$228
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$23,704	$78,627
Restricted cash included in prepaid expenses and other current assets	860	848
Total cash, cash equivalents, and restricted cash	$24,564	$79,474
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Liquidity and Going Concern—During the three and nine months ended September 30, 2025, the Company incurred net losses of $20.3 million and $57.7 million, respectively and net cash used in operating activities in the nine months ended September 30, 2025, of $51.8 million. As of September 30, 2025, the Company had $23.7 million in cash and cash equivalents and capacity available on its revolving credit facility (refer to Note 5, for further information). The Company expects to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Management’s assessment, after applying the guidance at ASC 205-40, is that these conditions raise substantial doubt, as defined in such guidance, about the Company’s ability to continue as a going concern for a period of twelve months from the date these unaudited consolidated financial statements are issued. In order to have sufficient liquidity to support current operations, as well as the Company’s strategic transformation plan, the Company plans to reduce costs and utilize its existing credit facility, which is in its control. The Company also plans to access additional capital (including through the use of its existing equity facility) or engage in strategic transactions, which are not within its control and are subject to various risks and uncertainties.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $4.2 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively. Credit card receivables were $0.7 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively. Other receivables were $— million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make write-downs as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $2.1 million and $5.1 million of inventory write-downs for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.7 million of inventory write-downs for the three and nine months ended September 30, 2024, respectively.
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such, cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. As of September 30, 2025 and December 31, 2024, we had $0.1 million and $0.3 million in cash collections of purchases via our digital channel which had not yet shipped, respectively.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
breakage rates requires judgment based on current and historical patterns of redemption and the actual breakage rates may vary from the estimate.
As of September 30, 2025 and December 31, 2024, we had $1.4 million and $3.6 million, for each period, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets.
Our sales policy allows customers to return merchandise within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of September 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets.
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the third quarter of 2025 and required an impairment review of our long-lived assets. Based on the results of our analysis, we determined that impairment charges were not necessary for the three and nine months ended September 30, 2025.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restructuring Charges—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we have incurred professional fees, severance and other employee-related benefits, and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. We incurred no restructuring charges for the three and nine months ended September 30, 2025, and $35 thousand and $1.8 million in restructuring charges for the three and nine months ended September 30, 2024, respectively.
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
There were no accounting pronouncements adopted during the three months ended September 30, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software development stages, providing more consistent operability of software capitalization guidance. This ASU will be effective for annual periods beginning after December 15, 2027, for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Balance Sheet Components
Inventory
Inventory consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$45,698	$47,739
Reserve to reduce inventories to net realizable value	(2,571)	(3,618)
Total inventory	$43,127	$44,121
Property and Equipment - Net
Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$20,972	$19,364
Furniture and fixtures	13,359	15,217
Internal-use software	27,023	25,082
Machinery and equipment	640	640
Computers and equipment	2,169	2,169
Total property and equipment - gross	64,163	62,472
Less: accumulated depreciation and amortization	(50,321)	(44,647)
Total property and equipment - net	$13,842	$17,825
Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $1.9 million and $5.7 million, and was $2.9 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Impairment expense related to property and equipment for the three and nine months ended September 30, 2025 was $0.5 million and $0.5 million, respectively, and is recognized as impairment expense in the consolidated statement of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$2,527	$4,910
Inventory returns receivable	251	798
Security deposits	189	150
Taxes receivable	4,975	5,461
Other receivables	—	1,366
Restricted cash	860	851
Deferred offering costs	224	—
Total prepaid expenses and other current assets	$9,026	$13,536

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Assets
Other assets consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Investment in equity securities	$—	$200
Security deposits	1,140	1,609
Intangible assets	77	42
Debt issuance costs	2,648	—
Deferred tax assets	563	563
Total other assets	$4,428	$2,414
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Sales-refund reserve	$949	$2,259
Taxes payable	860	1,092
Employee-related liabilities	3,202	3,857
Accrued expenses	6,469	11,613
Total accrued expenses and other current liabilities	$11,480	$18,821
4.Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
Money Market Funds—We held cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our condensed consolidated balance sheet as of December 31, 2024 and represent Level 1 assets on the fair value hierarchy. We had no cash in money market funds as of September 30, 2025.
Equity Investments—Our equity investment in Natural Fiber Welding, Inc. (“NFW”) represents a non-marketable equity security in a privately held company. The fair value is considered to be a Level 3 asset based on unobservable inputs that reflect our own assumptions. In the third quarter of 2025, based on a qualitative assessment of impairment indicators, we determined that the fair value of our equity investment in NFW was below its carrying value. The fair value was considered to be a Level 3 asset based on unobservable inputs that reflect our own assumptions. As a result, we recorded an impairment charge of $0.2 million for the quarter ended September 30, 2025. There was no carrying value of our investment as of September 30, 2025. The carrying value of our investment was $0.2 million as of December 31, 2024.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes, for assets measured at fair value, the respective fair value and classification by level of input within the fair value hierarchy as of September 30, 2025 and December 31, 2024. We had no liabilities measured at fair value as of September 30, 2025 and December 31, 2024.

September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
NFW investment	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,000	$—	$—	$37,000
NFW investment	—	—	200	200
	$37,000	$—	$200	$37,200
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
Concurrently with entry into the Credit Agreement, we drew down $5.0 million on the revolving credit facility. The borrowings were used to, among other things, pay third-party debt issuance costs in the amount of $2.6 million.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended September 30, 2025, we drew approximately $7.3 million on our revolving credit, inclusive of interest and fees. As of September 30, 2025, there was $12.3 million outstanding under the Credit Agreement. As December 31, 2024, there was $0.0 million outstanding under the Prior Credit Agreement.
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
As of September 30, 2025 and December 31, 2024, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share. There was no change in the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Common Stock
As of September 30, 2025 and December 31, 2024, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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
Shares of common stock reserved for future issuance as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
2015 Equity Incentive Plan:
Options issued and outstanding	271,407	316,542
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	224,034	240,819
Restricted stock units outstanding	595,303	464,165
Performance stock units outstanding	93,780	45,870
Shares available for future grants	745,708	822,815
2021 Employee Stock Purchase Plan:
Shares available for future grants	381,101	316,554
Total shares of common stock reserved for future issuance	2,311,333	2,206,765
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
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$32,989	$42,996	$104,787	$133,905
Cost of revenue	18,748	23,921	59,992	70,319
Selling, general, and administrative expense[1]	8,665	11,676	26,502	38,685
Payroll and benefits expense[2]	8,416	12,379	29,481	41,803
Marketing expense	11,719	9,855	32,262	29,354
Other segment expenses—net[3]	5,765	6,342	$14250	$21384
Segment and consolidated net loss	$(20,324)	$(21,177)	$(57,700)	$(67,640)
Geographic Information
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three and nine months ended September 30, 2025 and 2024. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$25,586	$32,041	$79,860	$97,901
International	7,403	10,955	24,927	36,004
Total net revenue	$32,989	$42,996	$104,787	$133,905
8.Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note is secured by the underlying shares of common stock and, prior to amendment, bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. As of September 30, 2025, the promissory note remained outstanding.
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
Since the note is a limited recourse note, the note receivable is not reflected in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2024 and September 30, 2025, and changes during the nine month period ended September 30, 2025, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	557,362	$70.84	5.78	$221
Granted	—	—
Exercised	(2,756)	1.48		13
Forfeited	(5,940)	68.96
Cancelled	(53,225)	81.91
Outstanding at September 30, 2025	495,441	$69.99	5.38	$157
Vested and exercisable at September 30, 2025	420,740	$75.75	5.14	$157
There were no stock options granted for the three and nine months ended September 30, 2025 and 2024.
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
RSU activity during the nine months ended September 30, 2025 was as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	464,165	$23.61
Granted	405,648	6.06
Vested	(196,466)	23.20
Forfeited	(78,044)	18.68
Unvested at September 30, 2025	595,303	$12.44
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
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each tranche, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.0 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and stock-based compensation expense of $0.2 million and $0.6 million for three and nine months ended September 30, 2024, respectively.
PSU activity during the nine months ended September 30, 2025 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	45,870	$33.17
Granted	77,409	6.01
Vested	—	—
Forfeited	(29,499)	47.15
Unvested at September 30, 2025	93,780	$6.35

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation, net of amounts capitalized	$1,533	$2,620	$5,863	$8,893
Capitalized stock-based compensation	23	54	92	228
Total stock-based compensation	$1,556	$2,674	$5,955	$9,121
As of September 30, 2025, there was approximately $1.4 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.48 years. There was approximately $6.8 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.15 years. There was approximately $— million of total unrecognized compensation cost related to outstanding unvested PSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.43 years.
10.Income Taxes
Income tax provision was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, and $0.1 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 0.3% and 0.4%, and for the three and nine months ended September 30, 2024 was 0.4% and 1.3%, respectively. The income tax provision and effective tax rate are primarily driven by a mix of geographic income and associated effective tax rates.
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of September 30, 2025, we are subject to examination by various tax authorities for 2019 through 2024. During the three and nine months ended September 30, 2025, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
Additionally, the One Big Beautiful Bill Act, or the 2025 Tax Act, enacted on July 4, 2025 makes changes to U.S. federal corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The enactment of the 2025 Tax Act did not have a material impact on the Company’s consolidated financial position or results of operations.
11.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of September 30, 2025, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
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
States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint, which the court granted on May 10, 2024, but provided plaintiffs leave to amend the complaint. A second amended complaint was filed on June 24, 2024. We filed a motion to dismiss the second amended complaint, which the court granted on June 21, 2025, but provided plaintiffs leave to amend the complaint. Plaintiffs filed a third amended complaint on July 14, 2025 and we filed a motion to dismiss on August 27, 2025 and full briefing is expected to be completed by November 12, 2025. We intend to vigorously defend against this lawsuit.
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
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for lease term and discount rate)	2025	2024	2025	2024
Operating lease costs	$1,960	$3,741	$6,724	$11,775
Variable lease costs	30	30	91	112
Short-term lease costs	—	47	14	141
Sublease income	(41)	(68)	(159)	(203)
Total lease costs	$1,949	$3,750	$6,670	$11,825

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	4.86	6.23
Weighted-average discount rate	5.14%	5.71%

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,874	$3,540	$9,737	$15,775
Right of use assets obtained in exchange for lease liabilities	291	—	397	—
Right of use assets given up for reduction of lease liabilities	—	(2,699)	(12,481)	(15,417)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of September 30, 2025, are as follows:

(in thousands)	Operating Lease Payments
Fiscal year ended December 31,
Remainder of 2025	$2,632
2026	9,141
2027	5,765
2028	4,702
2029	4,049
Thereafter	7,466
Total undiscounted operating lease payments	$33,755
Less: imputed discount	2,820
Total operating lease liabilities	$30,935
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(20,324)	$(21,177)	$(57,700)	$(67,640)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,167,465	7,900,246	8,092,579	7,831,158
Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(2.68)	$(7.13)	$(8.64)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	September 30, 2025	September 30, 2024
Outstanding stock options	495,441	582,342
2021 ESPP	484	1,954
RSUs	595,303	490,364
PSUs	93,780	45,873
Total anti-dilutive securities	1,185,008	1,120,533
14.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three and nine months ended September 30, 2025 and 2024. We made $0.2 million and $0.6 million matching contributions for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. We have no intention to terminate the plan.
15.Subsequent Events
We have evaluated events occurring through November 6, 2025, the date the condensed consolidated financial statements were available for issuance, and have determined there are no subsequent events that require disclosure in these condensed consolidated financial statements.

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
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform and our physical footprint of 23 stores as of September 30, 2025. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.
Financial Highlights
For the three and nine months ended September 30, 2025 and 2024:
•We generated net revenue of $33.0 million and $104.8 million for the three and nine months ended September 30, 2025, respectively, as compared to $43.0 million and $133.9 million for the same periods in 2024.
•Our gross margin was 43.2% and 42.7% for the three and nine months ended September 30, 2025, respectively, as compared to 44.4% and 47.5% for the same periods in 2024.
•We generated net loss of $20.3 million and $57.7 million for the three and nine months ended September 30, 2025, respectively, as compared to a net loss of $21.2 million and $67.6 million for the same periods in 2024.
•We generated adjusted EBITDA loss of $15.7 million and $46.9 million for the three and nine months ended September 30, 2025, respectively, as compared to adjusted EBITDA loss of $16.2 million and $50.9 million for the same periods in 2024.
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
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
We believe an omni-channel buying experience is important to meeting the needs of our customer base. Although we continue to view retail stores as key to reaching new customers and increasing penetration of omni-channel customers, we plan to try to optimize our store fleet and focus on ensuring that our retail stores are efficiently driving customer acquisition, while also selectively partnering with third-party retailers. In 2024, we closed 15 stores in the United States and 3 stores in Europe. In the first three quarters of 2025 we closed 9 stores in the United States and 1 store in the United Kingdom. In 2023, 2024, and 2025 we transitioned the operations of our international businesses, including international stores, to distributor partners in South Korea, Canada, Australasia, Japan, China, and Europe. As of December 31, 2024, we do not operate any stores in those geographies. Our remaining stores are located in the United States and the United Kingdom.

Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
United States[1]	45	45	42	32	31	30	25	21	21
International[2]	15	15	15	11	3	3	3	3	2
Total stores	60	60	57	43	34	33	28	24	23
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
2 In the third quarter of 2023, we transitioned the operations of three international stores to distributors. In the second quarter of 2024, we transitioned the operations of two stores in Japan and one store in New Zealand to unrelated third-party distributors and closed one store in Europe. In the third quarter of 2024, we transitioned the operations of six stores in China to an unrelated third-party distributor and closed two stores in Europe. In the third quarter of 2025, we closed the operations of one store in the U.K.

Our business is affected by general seasonal trends common to the retail footwear and apparel industry, with sales typically lower in the first quarter of the year and typically higher during the end-of-year holiday period that falls within our fourth quarter.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of September 30, 2025, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale.
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

Interest (Expense) Income
Interest (expense) income primarily consists of interest expense associated with our credit agreements, including with Second Avenue Capital Partners as of and after June 30, 2025 and with JPMorgan Chase Bank, N.A for all prior periods, partially offset by interest income generated from our cash and cash equivalents. We expect interest income and expense to fluctuate based on our credit line utilization, future bank balances, and the interest rate environment.
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
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, Canada, New Zealand, Germany, and South Korea as of September 30, 2025.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$32,989	$42,996	$104,787	$133,905
Cost of revenue	18,748	23,921	59,992	70,319
Gross profit	14,241	19,075	44,795	63,586
Operating expense:
Selling, general, and administrative expense(1)(2)	21,678	30,967	71,046	104,226
Marketing expense	11,719	9,855	32,262	29,354
Impairment expense	729	—	729	—
Restructuring expense	—	35	—	1,788
Total operating expense	34,126	40,857	104,037	135,368
Loss from operations	(19,885)	(21,782)	(59,242)	(71,782)
Net loss from the sale of business	—	(236)	—	(430)
Interest (expense) income	(370)	744	9	2,992
Other income	3	183	1,752	2,457
Loss before provision for income taxes	(20,252)	(21,091)	(57,481)	(66,763)
Income tax provision	(72)	(86)	(219)	(877)
Net loss	$(20,324)	$(21,177)	$(57,700)	$(67,640)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(662)	1,880	1,922	355
Total comprehensive loss	$(20,986)	$(19,297)	$(55,778)	$(67,285)
________________
(1)Includes stock-based compensation expense of $1.5 million and $5.9 million for the three and nine months ended September 30, 2025, respectively and $2.6 million and $8.9 million for the same periods in 2024.
(2)Includes depreciation and amortization expense of $1.9 million and $5.7 million for the three and nine months ended September 30, 2025, respectively, and $2.9 million and $10.2 million for the for the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.8%	55.6%	57.3%	52.5%
Gross profit	43.2%	44.4%	42.7%	47.5%
Operating expense:
Selling, general, and administrative expense	65.7%	72.0%	67.8%	77.8%
Marketing expense	35.5%	22.9%	30.8%	21.9%
Impairment expense	2.2%	—%	0.7%	—%
Restructuring expense	—%	0.1%	—%	1.3%
Total operating expense	103.4%	95.0%	99.3%	101.1%
Loss from operations	(60.3)%	(50.7)%	(56.5)%	(53.6)%
Net loss from the sale of business	—%	(0.5)%	—%	(0.3)%
Interest (expense) income	(1.1)%	1.7%	0.0%	2.2%
Other income	—%	0.4%	1.7%	1.8%
Loss before provision for income taxes	(61.4)%	(49.1)%	(54.9)%	(49.9)%
Income tax provision	(0.2)%	(0.2)%	(0.2)%	(0.7)%
Net loss	(61.6)%	(49.3)%	(55.1)%	(50.5)%

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2.0)%	4.4%	1.8%	0.3%
Total comprehensive loss	(63.6)%	(44.9)%	(53.2)%	(50.2)%

Comparison of the Three Months Ended September 30, 2025 and 2024
Net Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$32,989	$42,996	$(10,007)	(23.3)%
Net revenue decreased by $10.0 million, or 23.3%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our U.S. direct business of $6.3 million, primarily driven by declines in our e-commerce and retail businesses, primarily due to store closures. Net revenue also declined in our international business by $3.5 million, primarily due to our transition to third-party distributors and timing of distributor net revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$18,748	$23,921	$(5,173)	(21.6)%
Gross profit	14,241	19,075	(4,834)	(25.3)%
Gross margin	43.2%	44.4%
Cost of revenue decreased by $5.2 million, or 21.6%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to decreases in product costs of approximately $4.3 million and freight costs of approximately $0.6 million, driven by fewer unit sales in our U.S. direct business, partially resulting from the U.S. retail store closures.
Gross profit decreased by $4.8 million, or 25.3%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin decreased to 43.2% for the three months ended September 30, 2025 from 44.4% in the same period in 2024, primarily reflects a higher mix of digital and international distributor sales, as well as increased duties in our U.S. business, which offset higher average selling price.

Operating Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$21,678	$30,967	$(9,289)	(30.0)%
Marketing expense	11,719	9,855	1,864	18.9%
Impairment expense	729	—	729	NM
Restructuring expense	—	35	(35)	(100)%
Total operating expense	$34,126	$40,857	$(6,731)	(16.5)%
NM = Not meaningful

Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $9.3 million, or 30.0%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreases in personnel and related expenses of $4.0 million, occupancy costs of $2.4 million, stock-based compensation expense of $1.1 million, and depreciation and amortization expense of $1.0 million.
Marketing Expense
Marketing expense increased by $1.9 million, or 18.9%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by increased digital advertising costs in support of new product launches.
Impairment Expense
Impairment expense increased by $0.7 million for the three months ended September 30, 2025 as compared to $0.0 million the same period in 2024. The increase was driven by impairments of an internal-use software asset and the impairment of an equity investment in the current period, compared to no impairment in the prior period.
Restructuring Expense
Restructuring expense decreased by $35 thousand, or 100.0%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was driven by completion of the strategic transformation plan in 2024.
Net Loss from Sales of Businesses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$—	$(236)	$236	(100.0)%
Net loss from sales of businesses decreased by $0.2 million, or 100.0%, for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was driven by the sale of our Chinese business to an unrelated third-party distributor in the third quarter of 2024.
Interest (Expense) Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest (expense) income	$(370)	$744	$(1,114)	(149.7)%
Interest (expense) income changed by $1.1 million, or 149.7%, from income to expense, for the three months ended September 30, 2025 as compared to the same period in 2024. The change was primarily driven by increased interest expense relating to our Credit Agreement, partially offset by interest income.
Other Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$3	$183	$(180)	(98.4)%

Other income decreased by $0.2 million, or 98.4%, for the three months ended September 30, 2025, primarily due to lower gains on the termination and modification of certain operating leases.
Income Tax Provision

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(72)	$(86)	$14	(16.3)%
Income tax provision decreased by $14 thousand, or 16.3%, for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Net Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$104,787	$133,905	$(29,118)	(21.7)%
Net revenue decreased by $29.1 million, or 21.7%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our U.S. direct business of $16.6 million, primarily driven by declines in our retail business, primarily due to store closures. Net revenue also declined in our international business by $15.5 million, primarily due to our transition to third-party distributors, partially offset by increased distributor net revenue of $4.3 million.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$59,992	$70,319	$(10,327)	(14.7)%
Gross profit	44,795	63,586	(18,791)	(29.6)%
Gross margin	42.7%	47.5%		(10.1)%
Cost of revenue decreased by $10.3 million, or 14.7%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily attributable to decreases in product costs of approximately $10.0 million, primarily driven by fewer unit sales in our U.S. direct business. partially due to U.S. retail store closures.
Gross profit decreased by $18.8 million, or 29.6%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin declined to 42.7% for the nine months ended September 30, 2025 from 47.5% for the same period in 2024, primarily due to mix, with a lower percentage of sales coming from our retail business and a higher percentage coming from our digital and distributor channels, as well as increased promotional activities and higher inventory adjustments.

Operating Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$71,046	$104,226	$(33,180)	(31.8)%
Marketing expense	32,262	29,354	2,908	9.9%
Impairment expense	729	—	729	NM
Restructuring expense	—	1,788	(1,788)	(100.0)%
Total operating expense	$104,037	$135,368	$(31,331)	(23.1)%
NM = Not meaningful
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $33.2 million, or 31.8%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by decreases in personnel and related expenses of $12.3 million, occupancy costs of $8.2 million, depreciation and amortization expense of $4.5 million, and stock-based compensation expense of $3.0 million.
Marketing Expense
Marketing expense increased by $2.9 million, or 9.9%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by an investment in upper funnel marketing initiatives.
Impairment Expense
Impairment expense increased by $0.7 million for the nine months ended September 30, 2025 as compared to $0.0 million in the same period in 2024. The increase was driven by impairments of an internal-use software asset and the impairment of an equity investment in the current period, compared to no impairment in the prior period.
Restructuring Expense
Restructuring expense decreased by $1.8 million, or 100.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was driven by completion of the strategic transformation plan in 2024.
Net Loss from Sales of Businesses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss from sales of businesses	$—	$(430)	$430	(100.0)%
Net loss from sales of businesses decreased by $0.4 million, or 100.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was driven by the sales of our Japanese, Australasian, and Chinese businesses to unrelated third-party distributors in the same period of 2024.
Interest Income

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$9	$2,992	$(2,983)	(99.7)%

Interest income decreased by $3.0 million, or 99.7%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily driven by a decrease in our short-term investments in money market funds and increased interest expense related to our Credit Agreement.
Other Income

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$1,752	$2,457	$(705)	(28.7)%
Other income decreased by $0.7 million, or 28.7%, for the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was primarily due lower gains on the termination and modification of certain operating leases.
Income Tax Provision

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(219)	$(877)	$658	(75.0)%
Income tax provision decreased by $0.7 million, or 75.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, personnel and related expenses, and other related charges resulting from our strategic initiatives), non-cash gains or losses on the sales of businesses relating to our strategic initiatives, other income or expense (consisting of consisting of non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash gains or losses on modifications or terminations of leases), interest income or expense, and income tax provision or benefit.
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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(20,324)	$(21,177)	$(57,700)	$(67,640)
Add (deduct):
Stock-based compensation expense	1,533	2,620	5,865	8,893
Depreciation and amortization expense	1,893	2,886	5,701	10,240
Impairment expense	729	—	729	—
Restructuring expense	—	35	—	1,788
Net loss from sale of business	—	236	—	430
Other income	(3)	(183)	(1,752)	(2,457)
Interest expense (income)	370	(744)	(9)	(2,992)
Income tax provision	72	86	219	877
Adjusted EBITDA	$(15,730)	$(16,241)	$(46,947)	$(50,861)
Adjusted EBITDA loss decreased by $0.5 million and $3.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same period in 2024. The decreases were primarily driven by decreased net loss in each period, which was driven primarily by the reduction in operating expenses during each period.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net revenue	$32,989	$42,996	$104,787	$133,905

Net loss	$(20,324)	$(21,177)	$(57,700)	$(67,640)
Net loss margin	(61.6)%	(49.3)%	(55.1)%	(50.5)%

Adjusted EBITDA	$(15,730)	$(16,241)	$(46,947)	$(50,861)
Adjusted EBITDA margin	(47.7)%	(37.8)%	(44.8)%	(38.0)%
Adjusted EBITDA margin declined from (37.8)% to (47.7)% for the three months ended September 30, 2025 as compared to the same period in 2024 and declined from (38.0)% to (44.8)% for the nine months ended September 30, 2025 as compared to the same period in 2024. These changes were primarily driven by lower net sales, partially offset by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $23.7 million. Following our IPO in 2021, we have funded our operations primarily from the sale of our products and recently through borrowings under our credit facility. However, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. In order to have sufficient liquidity to support our operations during the next twelve months, we will need to continue to deliver on our business plan, strategically use our existing debt and equity facilities, reduce costs, including reducing our retail store footprint, and continue to work with our advisers to explore supplemental debt and equity financing opportunities and evaluate strategic transactions to advance the Allbirds business. See

Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On June 30, 2025, we entered into a secured $50.0 million revolving credit agreement with Second Avenue Capital Partners LLC (the “Credit Agreement”). The borrowing capacity is subject to a borrowing base formula relating to the value of our eligible assets, and under the revolving credit facility may be increased up to an additional $25.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.
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
In June 2025, we entered into an “at-the-market offering” (“ATM”) program with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million. Under the ATM, the sales agents may sell shares by any method deemed to be an “at-the-market offering.” During the three months ended September 30, 2025, there was no activity pursuant to the ATM.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(51,809)	$(53,019)
Net cash provided by used in investing activities	(1,434)	1,532
Net cash provided by financing activities	9,266	183
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	957	105
Net decrease in cash, cash equivalents, and restricted cash	$(43,020)	$(51,199)
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
During the nine months ended September 30, 2025, net cash used in operating activities was $51.8 million, which consisted of a net loss of $57.7 million, in part driven by a net change of $(7.2) million in our operating assets and liabilities and partially offset by non-cash charges of $13.1 million. The change in operating assets and liabilities was primarily due to a decrease of $6.3 million in accounts payable and accrued expenses due to timing of payments made and a decrease of $5.6 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, a decrease of $4.8 million in prepaid expenses and other current assets due to timing of prepaid expenses, a decrease of $1.3 million in accounts receivable due to timing of cash received, and a decrease of $1.0 million in inventory as a result of lower on-hand inventory.
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
During the nine months ended September 30, 2025, net cash used in investing activities was $1.4 million, and consisted primarily of $2.3 million cash outflows for the purchases of property and equipment to support the ongoing operations of our corporate development and retail stores, partially offset by a decrease of $0.5 million in security deposits related to our closed retail stores and $0.4 million of proceeds from the sale of our businesses.
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
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $9.3 million, primarily due to $12.3 million in borrowings on our line of credit facility, partially offset by $3.1 million in payments of deferred financing costs.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.2 million, primarily due to proceeds from the exercise of stock options and proceeds from the issuance of common stock under our employee stock purchase plan, offset by taxes withheld related to employee stock awards.
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

As of September 30, 2025, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Risks Related to Our Financial Condition, Business, Brand, Products, and Industry
We have incurred significant net losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
We are not profitable and have incurred significant losses since inception. We incurred a net loss of $20.3 million and $57.7 million for the three and nine months ended September 30, 2025, respectively, and net cash used in operating activities was $51.8 million for the nine months ended September 30, 2025. We expect to continue to incur significant losses and negative cash flows from operating activities in the future. In order to have sufficient liquidity to support our operations during the next twelve months, we will need to continue to deliver on our business plan, strategically use our existing debt and equity facilities, reduce costs, including reducing our retail store footprint, and continue to work with our advisers to secure supplemental debt or equity financing or engage in strategic transactions to advance the Allbirds business. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our liquidity.
Our ability to achieve profitability depends on our ability to generate sufficient revenue to exceed our operating expenses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to maintain sufficient liquidity for current operations or achieve and maintain profitability in the future could negatively impact the value of our common stock and our ability to raise capital, meet our business plan, take advantage of future opportunities, or continue operations.
We may require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.
We may require additional funds to support our ongoing operations and any future growth initiatives. Our future capital requirements will depend on many factors, including our rate of revenue growth, our cash burn rate, the timing and extent, if any, of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our current or future business activities and requirements, we will need to engage in equity or debt financings to secure additional funds. Recently, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Any such volatility in and disruptions to the equity or debt markets, or further deterioration of such markets, including as a result of political unrest or war, may make any necessary equity or debt financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. We may face additional challenges in securing financing on acceptable terms.
On June 30, 2025, we filed a registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC, pursuant to which, we may offer from time to time up to an aggregate of $100 million of securities, including any combination of Class A common stock, preferred stock, debt securities, warrants and units. On the same date, we filed a prospectus supplement relating to a Class A Common Stock Sales Agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our Class A common stock having an aggregate sales price of up to $50 million, from time to time, through an “at the market offering” (“ATM”) program under which TD Cowen or its affiliates will act as sales agent.
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
We may be unable to successfully execute on our long-term growth strategy, including efforts to maintain or grow our current revenue levels, reduce our costs, or accurately forecast demand and supply for our products.
Successfully executing our long-term growth and profitability strategy and maintaining our revenue levels or growing them in the future will depend on many factors, including our ability to:
•increase brand awareness and drive efficient customer acquisition through brand marketing and leveraging third party stores;
•continue growth within our existing customer base and increase closet share by focusing on our core franchise products;
•optimize our store fleet and infrastructure to achieve our business plans;
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
Our Credit Agreement is an asset-backed loan agreement subject to a borrowing base formula, which may restrict the amount available to borrow based on the value of our eligible assets. The Credit Agreement imposes significant operating and financial restrictions, including these borrowing base limitations. These covenants may limit our ability and the ability of our subsidiaries, under certain circumstances, to, among other things:
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
Our transition of our international go-to-market strategy from a direct to a distributor model may not be successful and may negatively impact our operating results and brand value.

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
We may not achieve or sustain profitability in our business.
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
•optimize the number of retail store locations;

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
Our success depends on our ability to identify, originate, and define product trends within the footwear industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by consumers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, in the past, we did not successfully anticipate customer demand and preferences in designing and launching certain of our apparel products and as a result, we reviewed our overall apparel strategy and discontinued certain product lines. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.
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
As of September 30, 2025, we operated 23 retail store locations in two countries. We lease our stores under operating leases. We expect to continue to evaluate the total number of stores we operate over the next few years, domestically and internationally, and have and may continue to optimize the total number of retail stores we operate by, for example, entering into arrangements with distributors and closing existing stores.
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
As of September 30, 2025, we had more than 175 employees in our retail store operations. As a result, we are subject to costs and risks related to compliance with domestic and international labor and employment laws and regulations, which could cause our business, financial condition, results of operations, or cash flows to suffer. From time to time, we have had to and may again need to downsize, consolidate, reposition, or close some of our retail store locations, which may result in additional employee-related costs.
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
If we cannot maintain our culture and values, our business could be harmed.
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
However, we face a number of challenges that may affect our ability to sustain our corporate culture and shared values, including:
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
Any failure to preserve our corporate culture or any failure to live up to our values as a company, particularly those related to environmental conservation and sustainability, could negatively affect our brand and reputation, harm our business, and limit our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on a few third-party logistics providers to store our finished products in, and distribute our products to customers from, their distribution center locations in the United States and United Kingdom. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of these third parties’ distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). If we continue to add third-party logistics providers, require them to expand their fulfillment, distribution, and warehouse capabilities, including adding additional locations in new countries, add products categories with different fulfillment requirements, or change the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our third-party logistics providers. The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational, and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party logistics providers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. The third-party owned and operated logistics and distribution centers we rely on could be interrupted by issues beyond our control, including information technology problems, disasters such as earthquakes or fires, or outbreaks of disease or government actions taken to mitigate their spread. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our third-party logistics and distribution centers.
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
We are subject to federal, state, and foreign laws and regulations as well as our contractual obligations and industry requirements relating to privacy, data protection, and customer protection. The expansion of current laws and regulations or the enactment of new laws and regulations relating to privacy, data protection, and consumer protection, or failure to comply with those laws or obligations, whether or not inadvertent, could materially adversely affect our business, financial condition, and results of operations.
We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in handling large volumes of data, transferring such data to third parties, processing such data for tracking and marketing purposes (or providing such data to third parties for tracking and marketing purposes), and protecting the security of such data. Our actual or perceived failure to comply with any federal, state, or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing, and security of data, or any failure by any of our third-party service providers to protect such data that they may maintain on our behalf, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue. Such failures could also result in indemnity obligations to our customers, distract our management, increase our costs of doing business and expose us to litigation, fines, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business (including our brand) in a manner that harms our financial position, results in a loss of customers and suppliers, or creates an inability to process credit card payments. Such failures may also result in the imposition of additional monetary penalties beyond those previously mentioned. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used, transferred, and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA took effect on January 1, 2023, and creates obligations with respect to certain data relating to consumers as of January 1, 2022. The CPRA significantly expanded the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creating a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Earlier this year, the California Privacy Protection Agency approved new rules covering cybersecurity audits, risk assessments, and updates to existing CCPA regulations. Further, at least 15 other stateds have enacted privacy laws that took effect since the passage of CCPA. Eight took effect in 2025, including Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee; and three more, Indiana, Kentucky, and Rhode Island, will become effective on January 1, 2026. Aspects of these additional state comprehensive privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply with a patchwork of different requirements. Other states are considering similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to or disclosure of personal information.
Certain requirements from our third-party technology and platform providers may also cause us to modify our offerings due to privacy concerns or may negatively affect our revenue due to reduced availability of information about consumers. For example, Apple iOS 14.5 and subsequent versions require apps in the Apple App Store to obtain user opt-in consent for tracking users across apps and websites owned by third parties for advertising and measurement purposes. Google introduced similar privacy features in 2022. As a consumer company that relies on digital marketing and customer data analytics, these platform changes may impact our ability to effectively target advertising and measure marketing campaign performance. These changes may reduce the quality of the data and related metrics that can be collected or used by us and our partners, and could significantly inhibit the effectiveness of our targeted advertising and related activities, which could materially affect our customer acquisition and marketing costs.
In addition to risks posed by new privacy laws, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws, including those related to telephone and email communications with consumers. As an example, the Telephone Consumer Protection Act, or TCPA, is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior express written consent of the person being contacted for certain types of communications. The TCPA provides for substantial statutory damages for violations, which has generated extensive class action litigation. In addition, class action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website and mobile app operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages, and penalties, which could adversely affect our business, financial condition, and results of operations.
Outside of the United States, certain foreign jurisdictions, including the European Economic Area, or EEA, and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR (with the U.K. implementing its own version following Brexit), which applies to our collection, control, use, sharing, disclosure, and other processing of data relating to an identified or identifiable living individual (personal data) to the extent we offer goods or services to, or monitor the behavior of, individuals in theses jurisdictions. The GDPR, and national implementing legislation in EEA member states and the United Kingdom, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, trainings, and audits.
In addition, we are subject, or may become subject, to various other data privacy and security laws and regulations of other foreign jurisdictions, including those in China and South Korea. On June 10, 2021, the People’s Republic of China, or the PRC, passed the PRC Data Security Law, or the DSL. The DSL, which became effective on September 1, 2021, imposes data privacy and cybersecurity obligations on entities carrying out processing of personal data and stipulates that entities processing of data outside China will be liable for damages to the interests of PRC citizens. Also, on August 20, 2021, the PRC passed the Personal Information Protection Law, or the PIPL. The PIPL, which took effect in November 2021, puts in place rules for processing personal information of PRC citizens. Like the GDPR and CCPA, the DSL and PIPL apply to processing of personal information outside China but for purpose of providing products or services to PRC citizens. On January 1, 2025, China implemented Regulations on Network Data Security Management, which expanded obligations on processing activities under the existing PIPL, the Cybersecurity Law, and the Data Security Law.
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
We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the European Union, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. European court decisions and regulators’ recent guidance continue to drive increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities, and may negatively impact our efforts to understand users.
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
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. The United States has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. Recent United States policy updates include an additional 20% tariff on imports from Vietnam. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market. It is possible that further tariffs may be introduced, or increased. Such changes could adversely impact our business and could increase the costs of sourcing our products that are manufactured in countries other than the United States, or could require us to source more of our products from other countries.
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
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No directors or Section 16 officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.
ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
10.1	Class A Common Stock Sales Agreement, dated June 30, 2025, by and between the Registrant and TD Securities (USA) LLC (omitted schedules will be furnished to the SEC upon request).	S-3	001-40963	1.2	June 30, 2025
10.2	Credit Agreement, dated June 30, 2025, by and among the Company, Second Avenue Capital Partners LLC, and the Lending Parties named therein (omitted schedules will be furnished to the SEC upon request).	8-K	001-40963	10.1	July 1, 2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL and contained in Exhibits 101

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

ALLBIRDS, INC.

Date: November 6, 2025	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)