Form 10-K
period 2025-12-31
Allbirds, Inc.
filed 2026-03-31
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
530 Washington St.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s fiscal second quarter), based on the closing price of $10.63 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market, was approximately $58.6 million.
As of February 28, 2026, the number of shares of the registrant’s Class A common stock outstanding was 6,167,752 and the number of shares of the registrant’s Class B common stock outstanding was 2,540,381.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations, financial condition, business strategy and plans, efforts related to our strategy, our ability to continue as a going concern, sustainability-related efforts, market growth and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
Guided by modern design principles and sustainable materials, our approach to footwear and apparel prioritizes longevity, versatility, and responsible innovation. We offer a thoughtfully curated range of lifestyle products for men and women, each crafted with our core values at the forefront. Our goal is to create products that endure—through both responsible craftsmanship and the unmistakable Allbirds aesthetic. Our products contain natural and recycled materials that are both more sustainable and have tangible benefits for our customers, such as comfort, temperature regulation, and odor control. Some of these include superfine ZQ certified merino wool, tree fibers, and sugarcane.
Footwear is the foundation of our brand and represents the majority of our revenue. Footwear consists of both our core franchises and new product styles. Our deep expertise in footwear and materials research also informs our secondary apparel offerings, from classic tees and sweats to socks and underwear, ensuring the same commitment to comfort, sustainability, and timeless design across all categories.

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
We are focused on increasing brand awareness and consumer touchpoints through the following marketing initiatives:

•Extending our reach and connecting with our customers through digital and performance marketing, social media, CTV and other media, and customer experience.
•Spreading our message through storytelling that celebrates human nature, word-of-mouth, thought leadership, public relations campaigns, partnerships, and community.
By harnessing the best of nature; human and from the earth, we continue to inspire a movement toward a more sustainable, well-balanced future.

Direct Business Strategy
In the United States, we reach our customers primarily through our direct business, a digitally-led vertical retail distribution strategy, which combines our eCommerce site and third-party marketplace site, so we can make a strong connection with our customers and meet them where they are, delivering both value and convenience. Our typical customers live an active and curious lifestyle, care about health and well-being, are willing to pay for premium products, frequently purchase products online, live in urban center settings, and appreciate socially conscious brands. In addition to communicating more effectively with our customers, these insights allow us to meet customers’ needs through the creation of new products and enhancements to our existing lines.
Our eCommerce site showcases our product portfolio and our branded content, including information on our natural materials and sustainability. The seamless online experience from search to order to fulfillment creates the convenient shopping experience that our customers desire.
As of December 31, 2025, our physical retail channel consisted of 23 company-operated stores in the United States and United Kingdom, with the majority in the United States. We closed 10 retail stores in 2025 (nine in the United States and one in the United Kingdom) and 15 retail stores in the United States in 2024. During the first quarter of 2026, we closed all of our remaining full-price stores in the United States. These actions are intended to allow us to focus on dedicating resources toward our e-commerce platform, wholesale partnerships and international distributorships, all of which offer greater reach, flexibility and operating leverage.

Third-Party Distribution Strategy
In addition to our direct business, we selectively choose distributor and third-party retail partners internationally and in the United States to sell our products.
Our distributor strategy includes appointing exclusive distributors in certain international markets that sell products purchased from us across eCommerce, brick and mortar, and wholesale channels in their respective markets. As of December 31, 2025, we had international distributor partners covering more than 90 countries, including Canada, China and Japan. We may add additional distributor partners covering additional countries in the future. Our wholesale strategy includes partnering with select retailers in the United States who purchase our products and sell them via their own eCommerce sites and retail stores, which increases our brand awareness and reaches customers where they are.
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
We have established deep relationships with certain suppliers by directly partnering on development, commercialization, manufacturing, and quality from ideation through production, and have embedded our employees within some key factories to oversee the production process. Our relationship-based approach has helped us be nimble and drive flexibility and agility to react to changes in macroeconomic conditions, customer demand, or internal priorities. Our footwear products are primarily manufactured in Vietnam. Our apparel and other non-footwear products are primarily manufactured in the United States, China, Peru, and Mexico.
Our distribution network, comprised of three primary distribution centers in the United States and the United Kingdom, helps us prioritize customer experience with quick and efficient pick, pack, and ship activities, including retail fulfillment and returns management. We rely solely on third-party logistics providers for these distribution centers, as well as last-mile carriers to distribute finished products from our warehouse locations to our stores and individual orders directly to consumers.

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

Allbirds measures CO2e produced in making our products and running our business to both inform product design and development and enable us to focus on areas with the most impact. Beginning in 2024, we partnered with Carbonfact, a platform built for the fashion industry, to measure our impact. To build a business that is compatible with less than 1.5° Celsius warming, we have had a plan in place since 2020 to dramatically reduce the per unit carbon footprint for each of our products. Our plan has three strategic priorities: Regenerative Agriculture, Renewable Materials, and Responsible Energy. Within our three priorities, we outlined measurable commitments that collectively could yield a 50% reduction in the per unit carbon footprint for each of our products by the end of 2025, relative to what our average carbon emissions would be per unit in 2025 without any further action to limit emissions. Reporting for 2025 is not yet available. Our strategy is aligned to the United Nations’ Sustainable Development Goals, including affordable and clean energy, responsible consumption and production, climate action, and life on land, among others. From 2019 to 2025, we supported offset projects that either avoid or remove emissions, as we work to reduce the carbon footprint of our business.
Social
People (Our Flock)
Our thriving culture and talented employees, also known as our “flock,” have been a critical factor in our success to date and will be critical to our success in the future. Further, as a PBC, employees are an important stakeholder in our business as are the communities that extend beyond our walls.
As of December 31, 2025, we employed 362 ’birds, approximately 88% of whom were located in the United States. Approximately 39% of our ’birds worked in one of our corporate functions, with the remainder working in our retail stores and customer experience. We also engage contractors and consultants from time to time and hire seasonal employees in retail and customer experience, primarily during the peak holiday selling season. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which include works councils and industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
We have invested substantial time and resources in building our team. We are highly dependent on our flock and it’s crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development, and retention we are committed to creating a safe and supportive workplace environment where everyone feels valued. We believe our success as a company relies on implementing effective practices that foster opportunities for our employees to grow and develop in their careers. We also sponsor employee resource groups that bring employees together to support both our business and each other through various programs, educational opportunities, and community engagement.
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
Corporate Information
We were incorporated in Delaware in May 2015 as Bozz, Inc. In December 2015, we changed our name to Allbirds, Inc., and we became a Delaware PBC in February 2016. Our principal executive offices are located at 530 Washington St, San Francisco, California 94111. Our telephone number is (628) 225-4848. Our U.S. website address is allbirds.com. Information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K.
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
•There is substantial doubt about our ability to continue as a going concern.
•We will require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.
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
•Our reliance on third-party distributors for international sales may negatively impact our operating results and brand value.
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
•We operate a limited number of retail locations and are subject to risks associated with commercial real estate and retail operations.
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

We are not profitable and have incurred significant losses since inception. We incurred a net loss of $77.3 million and $93.3 million and for the years ended December 31, 2025 and December 31, 2024, respectively, and net cash used in operating activities was $55.1 million for the year ended December 31, 2025. We expect to continue to incur significant losses and negative cash flows from operating activities in the future. In order to have sufficient liquidity to support our operations during the next twelve months, we will need to continue to deliver on our business plan, strategically use our existing debt and equity facilities, reduce costs, and continue to work with our advisers to secure supplemental debt or equity financing or engage in strategic transactions.

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

There is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As noted above, we are not profitable and have incurred significant losses since inception and expect to continue to incur significant losses and negative cash flows from operating activities in the future. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements for the year ended December 31, 2025. See “Liquidity and Capital Resources in Part II, Item 7, and Note 2 to our consolidated financial statements In Part II, Item 8 included in this Annual Report on Form 10-K for additional information regarding our liquidity and ability to continue as a going concern.

We will require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.

We will require additional funds to support our ongoing operations and any future growth initiatives. Our future capital requirements will depend on many factors, including our rate of revenue growth, our cash burn rate, the timing and extent, if any, of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our current or future business activities and requirements, we will need to engage in equity or debt financings to secure additional funds. Recently, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Any such volatility in and disruptions to the equity or debt markets, or further deterioration of such markets, including as a result of political unrest or war, may make any necessary equity or debt financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. We may face additional challenges in securing financing on acceptable terms.

On June 30, 2025, we filed a registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC, pursuant to which, we may offer from time to time up to an aggregate of $100 million of securities, including any combination of Class A common stock, preferred stock, debt securities, warrants and units. On the same date, we filed a prospectus supplement relating to a Class A Common Stock Sales Agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our Class A common stock having an aggregate sales price of up to $50 million (subject to the “baby shelf” limitation in General Instruction I.B.6 of Form S-3), from time to time, through an “at the market offering” (“ATM”) program under which TD Cowen or its affiliates will act as sales agent. As of December 31, 2025, we have sold 386,289 shares of our common stock under the ATM Sales Agreement for aggregate gross proceeds of $1.7 million.

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
•continue growth within our existing customer base and increase closet share;

•navigate the transition of our operating model following the closure of our retail store fleet, and manage the infrastructure of our remaining U.S. outlets;
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
Our success depends in large part upon widespread adoption of our products by our customers. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our comfortable and sustainable footwear and apparel products. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience, if our third-party arrangements are not successful, if we make products that our customers do not buy in sufficient quantities, or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers, and grow our business may be harmed.
We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including in connection with our focused product strategy. Such campaigns can be expensive and may not result in new customers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenue. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition, and results of operations may be materially adversely affected.
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
We were founded in May 2015 and first sold our products in 2016. As a result of our relatively limited operating history as well as our evolving business strategies, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth has been inconsistent, was derived from a more concentrated number of geographies, and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including changes in our business operations and strategy (such as our transition to a distributor model in a given territory), a decline in demand for our products, an increase in competition, a decrease in the growth of our overall market, our entry into new geographies where our prior operating history is less relevant or predictive, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we regularly release new products and it is difficult to predict the commercial success of newly released products. For example, we have, and may in the future, recognize non-cash inventory write-downs in our consolidated statement of operations and comprehensive loss, primarily relating to products which we are unable to sell through as planned.
In 2023 and 2024, we transitioned our operations in South Korea, Canada, New Zealand and China to a distributor model, which resulted in losses on the sale of certain net assets based on the difference between net book value and consideration received. These transitions, along with other changes to our business model, contribute to the variability of our historical results and limit the comparability of our results across periods. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to (i) changes in our market or the geographies where we operate and where we sell our products or (ii) changes to our business models, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
Because our business model has evolved significantly in recent years, including our transition to a distributor model in certain territories and reductions to our retail footprint, historical results may have limited predictive value for evaluating our current business and future prospects. This evolution, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.
Fluctuations in our results of operations may be particularly pronounced in the current economic environment due to the uncertainty caused by consumer spending patterns, inflationary pressures, overall economic conditions, and geopolitical events, such as wars in Iran, Ukraine and the Middle East.
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

Our reliance on third-party distributors for international sales may negatively impact our operating results and brand value.
We have transitioned our international go-to-market strategy from a direct model to a distributor model in all markets, except the United Kingdom. In September 2023, we entered into agreements with unaffiliated distributors in Canada and South Korea to acquire certain assets related to our operations in these regions. In 2024, we entered into agreements with unaffiliated distributors in Japan, Australasia, and China to acquire certain assets related to our operations in these regions. In July 2025, we transitioned our direct to a consumer European business to a third-party distributor. These distributors now manage our stores and sell our products through various channels, including retail stores and eCommerce platforms, under our brand names within their respective territories. Since we have relatively limited experience with third-party distribution arrangements and limited control over the distributors, we cannot guarantee their success. While this model provides operational flexibility, it also creates reliance on third parties whose performance is outside our direct control.
The success of these arrangements depends on several factors, including international demand for our products, the distributors' operational execution, and their ability to meet sales targets, comply with legal obligations, and maintain business practices that reflect positively on our brand. We have limited ability to control how distributors represent our brand, manage customer experience, or adhere to our sustainability and ESG standards. Any failure by distributors to meet these expectations could impair the value of our brand. Additionally, if a distributor relationship is terminated or a distributor fails to perform, we may face disruption in the affected market and may need to identify a replacement distributor or resume direct operations, either of which could be costly and time-consuming.

In connection with our transition to the distributor model in 2023, 2024, and 2025, we incurred expenses and charges associated with employees, inventory, leases, and long-lived assets. While we do not anticipate significant additional transition-related charges, our ongoing reliance on distributors subjects us to the risks described above, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Economic uncertainty in our key markets may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as interest rates, inflation, consumer confidence in future economic conditions, fears of recession and trade wars, the availability and cost of consumer credit, future pandemics or public health crises, international trade relations, domestic and international geopolitical turmoil, geopolitical events, lower corporate earnings, reductions in business confidence and activity, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in unemployment, financial market instability, uncertainties about the future, and other factors. Unfavorable economic conditions have led and, in the future, may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may also decline as a result of store closures, economic downturn, or economic uncertainty in our key markets, particularly in North America, Europe, and Asia. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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
•address increased competition;
•recruit and retain talent; and
•incur significant accounting, legal, and other expenses as a public company.
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

Changes in U.S. and global trade policy, including the imposition or increase of tariffs and other trade restrictions, imposed by the United States or other governments, or a global trade war, could increase the cost of our products, disrupt our supply chain, or prevent us from importing or selling our products profitably, all of which could have an adverse effect on our business, financial condition and results of operations.

The United States and the countries in which our products are produced or sold have imposed and may in the future impose quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations (including, for example, regarding the proper import classification code, or HTS code, for a given product) could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including geopolitical policy goals and considerations, and global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. U.S. trade policy has increasingly incorporated the broader use of tariffs and other trade measures on imported goods. These measures include baseline tariffs applicable to certain imports and country-specific tariffs intended to address trade imbalances, industrial policy objectives, or other policy goals. In addition, tariffs and other trade measures imposed under existing authorities, continue to apply to certain categories of imported goods, including products originating in China. We currently source a significant portion of our products from Vietnam, and U.S. trade policy has increasingly focused on imports from Southeast Asia, including Vietnam, particularly in circumstances where U.S. authorities purport to seek to address trade imbalances, and supply-chain concentration risks. As a result, our imports from Vietnam may become subject to additional tariffs, increased duty rates, or enhanced enforcement measures in the future. These measures, and any future increases, modifications, or expansions of tariffs or related trade restrictions affecting Vietnam, China or other countries from which we source products, could significantly increase the cost of products that we import and could adversely affect our supply chain and operating margins. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs or shift production between manufacturers in different countries, such efforts may not yield immediate results or may be ineffective or not possible in the near-term. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenue.

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

General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and foreign countries, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. Tariffs and other trade restrictions are frequently implemented, modified, suspended, or removed with limited advance notice and may change rapidly in response to economic, political, or geopolitical developments. As a result, we are likely to be unable to accurately predict future tariff levels or trade restrictions applicable to our products. The imposition of additional tariffs by the United States could prompt retaliatory tariffs or other trade restrictions by other countries, which could further disrupt global trade and adversely affect our ability to source or sell our products internationally. Such changes could adversely impact our business and could increase the costs of sourcing our products that are manufactured in countries other than the United States, or could require us to source more of our products from other countries.

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

Shifting focus and sentiment among certain governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, and financial results.
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
Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and stakeholders have, in the recent past, focused on the environmental, social, and governance, or ESG, and related sustainability practices of companies, and have placed importance on the implications of the social cost of their investments. However, market and investor sentiment with respect to ESG and sustainability matters has been evolving and, in many cases, shifting away from ESG-focused investment strategies and priorities. A number of institutional investors, asset managers, and other market participants have reduced their emphasis on, or publicly distanced themselves from, ESG-related investment criteria, and certain ESG-focused funds have experienced outflows or reduced investor interest. This shift in sentiment may reduce the pool of investors who prioritize or require ESG performance as a condition of investment, which could adversely affect demand for our common stock, our stock price, and our ability to attract and retain certain categories of investors.

If our ESG practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), or if our ESG practices, including our periodic reporting, change or otherwise do not live up to our own values or ESG- and sustainability-related goals, then our brand, reputation, and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. Conversely, as certain segments of market sentiment shift away from ESG priorities, our continued focus on and public commitment to ESG practices may itself present risks, including the potential loss of investors or customers who view ESG commitments as contrary to maximizing financial returns, reputational or political risks associated with being perceived as an ESG-focused company, and the risk that our stock ownership base becomes more concentrated among ESG-focused investors whose sentiment or investment mandates may change over time.

We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations and to achieve our sustainability goals. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us. At the same time, the evolving landscape surrounding ESG expectations means that we face risks from multiple directions, both from stakeholders who believe we are not doing enough on ESG matters and from those who believe our ESG focus is misaligned with their financial or other priorities. There can be no assurance that our ESG strategy will satisfy either group, or that changes in the broader ESG environment will not adversely affect our business, financial results, or stock price.

If we are unable to anticipate product trends and consumer preferences and successfully develop and introduce new products, we may not be able to maintain or increase our revenue and profits.
Our success depends on our ability to identify, originate, and define product trends within the footwear industry, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. For example, our lead times may be longer due to our preference for ocean shipping and other more sustainable supply chain practices to reduce carbon emissions, which may take longer and be more expensive than less sustainable alternatives. If we are unable to introduce new products in a timely manner, or our new products are not accepted by consumers, our competitors may introduce similar products in a more timely fashion, which could hurt our goal to be viewed as a leader in comfortable and sustainable footwear and apparel. All of our products are subject to changing consumer preferences regarding footwear and apparel, generally, and sustainable footwear and apparel, specifically, that cannot be predicted with certainty. Our products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of styles and our future success depends in part on our ability to anticipate and respond to these changes. For example, in 2025, we refreshed certain foundational product franchises, including our original runner, and sales of these updated products have been slower to rebuild than anticipated. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.

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
We receive a significant number of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable economic and other terms. In addition, we currently receive a significant number of visits to our website via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives have become increasingly expensive and may continue to increase in cost, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
If our marketing efforts are not successful in promoting awareness of our products, driving customer engagement, or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected.
Our business is subject to the risk of manufacturer concentration, both in absolute number of manufacturers and geographic concentration of manufacturers.
We depend significantly on a limited number of third-party contract manufacturers for the sourcing of the vast majority of our products. For example, during 2023, we transitioned all new footwear manufacturing to one footwear manufacturer in Vietnam. In 2025, we diversified our footwear manufacturing across multiple manufacturers in Vietnam, reducing our reliance on any single manufacturer. However, our footwear supply chain remains geographically concentrated in Vietnam, and we continue to rely on a limited number of manufacturers for our products. As a result of this concentration, our business and operations would be negatively affected if any of our key manufacturers, or manufacturing operations in Vietnam generally, were to experience a significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of any key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business, reputation and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability and ESG-related requirements we impose on our contract manufacturers, there are generally fewer manufacturers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key manufacturer without substantial time and expense.
We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
Under generally accepted accounting principles in the United States, we assess our long-lived assets, principally property and equipment, operating lease right-of-use assets, and other long-lived assets, including identifiable intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For example, in 2025, we determined that triggering events, primarily related to our current period and history of operating cash flow losses and closure of our full-price U.S. retail stores in 2026 required an impairment review of our long-lived assets. This resulted in us recording a non-cash impairment charge of $3.5 million related to long-lived assets associated with certain retail stores.
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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must meet anticipated demand for our products, forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, store closures, declines in overall consumer spending, and weakening of economic conditions or consumer confidence in future economic conditions. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale or for delivery to customers.
Inventory levels in excess of customer demand may result in the sale of excess inventory at discounted prices, inventory write-downs or write-offs, and/or donations by us of our unsold products, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand, and have an adverse effect on our results of operations, financial condition, and cash flows. For example, we have in the past sold certain of our products at discounted prices through various channels including our website and retail stores, including outlets, third-party discounters, and donated excess products to third parties.
Conversely, if we underestimate consumer demand for our products and fail to place sufficient orders with our manufacturers in advance, then our manufacturers may not be able to deliver products to meet our requirements and we may experience inventory shortages. Inventory shortages could result in delayed shipments to customers, lost sales, a negative customer experience, lower brand loyalty, and damage to our reputation and customer relationships, any of which could have an adverse effect on our results of operations, financial condition, and cash flows.

We operate a limited number of retail locations and are subject to risks associated with commercial real estate and retail operations.

As of December 31, 2025, we operated 23 retail store locations in two countries. We leased our stores under operating leases. In January 2026, we announced the closure of all of our full-price retail stores in the United States as part of our strategy to focus on e-commerce, wholesale partnerships, and international distributorships. Following the closures, we have two outlets in the United States and two retail stores in the U.K., all of which we lease under operating leases.
Although our retail footprint is now significantly smaller, we remain subject to certain real estate and operational risks associated with our remaining locations. We generally cannot cancel these leases at our option, and if a store is not profitable or we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including paying base rent for the balance of the lease term. Any decision to close our remaining retail locations would require us to fulfill our lease obligations or negotiate modifications, which could result in additional costs.
As of December 31, 2025, we had more than 200 employees in our retail store operations. Following the closure of our U.S. full-price retail stores in early 2026 and the associated reduction in force, we have significantly reduced our retail workforce to less than 50 employees. Our retail locations employ a limited number of employees, and we are subject to labor and employment laws in the United States and the United Kingdom. In connection with our U.S. store closures in early 2026, we incurred employee-related costs, including severance and other separation expenses. Changes in wage and hour laws, minimum wage requirements, or other employment regulations in jurisdictions where we operate retail locations could increase our operating costs. We are also subject to potential claims related to employment matters, WARN Act and related employee notification laws, health and safety, and other retail operations. Any of these factors could have an adverse effect on our results of operations and financial condition.

Our growth strategy involves expansion of our retail partnerships, which presents risks and challenges to our business.
Since 2022, we have entered into broad-based agreements with third-party retailers and we have limited operating experience executing this channel distribution strategy.
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
In addition, customer complaints or negative publicity related to our website, products, product delivery times, customer data handling, marketing efforts, retail store closures, employee relations, security practices, customer support, or other topics, especially on blogs and social media websites or customer responses to the actions of our vendors or distributors, could diminish customer loyalty and community engagement and harm our brand and business.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering, and manufacturing innovation and expansion of existing businesses. Our current strategy focuses on investments in our e-commerce platform, wholesale partnerships, and supporting our international distributor relationships, as well as maintaining our limited retail presence. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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
The SPO Framework, which consists of ESG criteria that we have satisfied or that we intend to satisfy, was originally described more fully in the section titled “The Sustainability Principles and Objectives Framework” in our final prospectus filed with the SEC on November 4, 2021, pursuant to Rule 424(b)(4). This is a new and untested framework, which was not developed solely by disinterested third parties but was developed with input from Allbirds and other partners. There is no basis for investors to, or track record by which investors can, assess the impact of the SPO Framework on our operations, financial condition, and the market price of our Class A common stock. Our adherence to the SPO Framework may result in additional costs to us in operating our business, including, for example, costs of the third-party ESG assessment, costs related to meeting the carbon emissions reduction target, etc. We may not meet all of the SPO Framework (or any part thereof) in the future. We may also change the frequency and manner of reporting our progress against the SPO Framework. Further, any or all elements of the SPO Framework may be considered insufficient and/or unsatisfactory and/or the credibility of the SPO Framework may be disregarded entirely. Because we committed publicly to the SPO Framework, if we fail to make meaningful progress on ESG practices and matters or to continue to report transparently across ESG practices and matters relating to the SPO Framework, our reputation could be harmed. We could also damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report or fail to demonstrate that our commitment to ESG principles enhances our overall financial performance. Any harm to our reputation resulting from our failure or perceived failure to meet the SPO Framework could also impact employee engagement and retention, the willingness of our supplier or manufacturers to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could have a material and adverse effect on our business, results of operations, and financial condition.

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
To successfully grow and operate our business and execute our strategic plans, we must attract and retain highly qualified personnel. Competition for executives and highly skilled personnel is often intense, especially in Northern California, where our headquarters is located. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees. If we fail to identify, recruit, and integrate new employees, our business, financial condition, and results of operations could be adversely affected. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. The incentives to attract, retain, and motivate employees provided by our equity awards (especially in light of the relatively low trading price of our Class A common stock in recent quarters) or by future arrangements, such as through cash bonuses, may not be as effective as our past incentives or as the current incentives offered by our competitors. If the perceived value of our equity awards declines further, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain employees. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recruiting efforts may also be limited or delayed by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. During the year ended December 31, 2025, we experienced employee attrition at all levels of the Company and we expect that trend may continue. Further, in connection with the closure of all of our U.S. full-price retail stores in early 2026, we conducted a reduction in force. If our employee attrition is higher than expected or we conduct additional layoffs, we may find it difficult to fill our hiring needs without substantial expense. Attrition and layoffs can also have an adverse effect on employee morale, cause diversion of management attention, and negatively impact our reputation as an employer, all of which could make it more difficult for us to hire employees in the future. Failure to manage our employee base and hiring needs effectively, including successfully recruiting and integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition, and results of operations.

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
•the size and geographic diversity of our workforce, which may limit our ability to promote a uniform and consistent culture and set of shared values across all of our employees globally;
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
We rely on several ocean, air parcel, and “less than truckload” carriers to deliver the products we sell. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations, financial condition, and our customers’ experience. For example, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism, geopolitical wars or conflicts, or other events specifically impacting shipping channels, including armed conflicts, piracy, and shipping partners being unwilling or unable to safely access certain shipping channels, or impacting shipping partners, such as labor disputes, financial difficulties, system failures, and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion, including to international customers, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would adversely affect our business, financial condition, and results of operations.

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
We are increasingly dependent on information technology networks and systems, our website, and various third parties to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal, and tax requirements. For example, we depend on information technology systems and third parties to operate our websites, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell, and ship goods on a timely basis, and maintain cost-efficient operations. In addition, third-party distributors may utilize their own information technology systems and other infrastructure as we transition to a distributor model in countries outside of the United States. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers, and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to a variety of interruptions or outages, including those caused by damage, disruptions, slowdowns, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes, or catastrophic events.
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
Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with or subsequent dependence on such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform, and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale, and upgrade our technology, transaction processing systems, and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or expand, scale, and upgrade our technology, systems, and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, and features of our website and underlying technology infrastructure, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the eCommerce industry. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration, and operating expenses, acquisition, and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities, and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. Our or our third-party vendors’ inability to continue to update, improve, and scale our website and the underlying technology infrastructure (including upgrades to or replacement of legacy systems with successor systems or building new policies, procedures, training programs, and monitoring tools) could harm our reputation and our ability to acquire, retain, and serve our customers, which could adversely affect our business, financial condition, and results of operations.
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
In the United States, following the closure of our full-price retail stores in early 2026, our e-commerce platform is our primary direct sales channel, supplemented by our outlet stores and wholesale partnerships. In most international markets, we sell through third-party distributors who manage their own sales channels. Any failure on our part to provide attractive, effective, reliable, user-friendly digital platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital and other sales, harm our reputation with customers, have a material adverse impact on the growth of our digital business globally, and could have a material adverse impact on our business and results of operations.
Additional risks related to our digital business include liability for online content and our ability to replicate the product experience that physical retail provides. Our failure to successfully respond to these risks could adversely affect sales and damage our reputation and brand.
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

If sensitive information about our customers is actually or alleged to have been disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or misuse, our customers may curtail use of our website, we may be exposed to liability, and our reputation could suffer.

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
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA took effect on January 1, 2023, and creates obligations with respect to certain data relating to consumers as of January 1, 2022. The CPRA significantly expanded the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creating a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. In 2025, the California Privacy Protection Agency approved new rules covering cybersecurity audits, risk assessments, and updates to existing CCPA regulations. Further, at least 15 other states have enacted privacy laws that took effect since the passage of CCPA. Eight took effect in 2025, including Iowa, Delaware, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee; and three more, Indiana, Kentucky, and Rhode Island, became effective on January 1, 2026. Aspects of these additional state comprehensive privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply with a patchwork of different requirements. Other states are considering similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to or disclosure of personal information.
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
In addition to risks posed by new privacy laws, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws, including those related to telephone and email communications with consumers. As an example, the Telephone Consumer Protection Act, or TCPA, is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior express written consent of the person being contacted for certain types of communications. The TCPA provides for substantial statutory damages for violations, which has generated extensive class action litigation. In addition, class action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages, and penalties, which could adversely affect our business, financial condition, and results of operations.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations and laws could impede the growth of the internet, eCommerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection, and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales, and other taxes and customer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities, customers, suppliers, or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by customers and suppliers, and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.

We have and may continue to face exposure to foreign currency exchange rate fluctuations.
Following our transition to a distributor model in international markets except the United Kingdom, our direct foreign currency exposure has been significantly reduced. However, we continue to have some exposure to foreign currency fluctuations, primarily related to our U.K. retail operations and certain supply chain costs. For example, to acquire the supply of raw materials or commodities such as wool that we expect to require for our business, we may enter into contracts with pricing denominated in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar have affected and may in the future continue to affect our net revenue and results of operations. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments

Any failure to comply with trade, anti-corruption, and other regulations could lead to investigations or actions by government regulators and negative publicity.
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
From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, and copyright infringement, challenging trademarks, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business or our sustainability and ESG practices, statements, and goals. For example, on April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits alleging that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. These two cases are captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO (N.D. Cal.); Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO (N.D. Cal.). On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On February 27, 2026, the consolidated action was dismissed with prejudice. While these claims have been resolved, any future litigation or proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customers and our brand image.

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
•other events or factors, including those resulting from war (such as the war in Iran and the broader conflict in the Middle East and Russia’s invasion of Ukraine), pandemics (including COVID-19), incidents of terrorism, or responses to these events; and
•the other factors described in this “Part I, Item 1A. Risk Factors” and in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. For example, on April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits alleging that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, by making materially false and/or misleading statements about our business, operations and prospects. These two cases are captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO (N.D. Cal.); Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO (N.D. Cal.). On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On February 27, 2026, the consolidated action was dismissed with prejudice. We intend to vigorously defend against these lawsuits. This specific litigation and any similar such litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

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
Further, based on shares outstanding as of December 31, 2025, holders of a substantial number of shares of our Class B common stock had rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

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

Geopolitical conflicts, including the ongoing conflict involving Iran and instability in the Middle East as well as the war between Russia and Ukraine, could adversely affect global economic conditions and our business, financial condition, and results of operations.

Geopolitical conflicts and tensions around the world have increased in recent years, including the escalation of hostilities involving Iran and other actors in the Middle East. Military actions, retaliatory strikes, and threats to key regional infrastructure and shipping routes have increased instability in the region and have contributed to volatility in global energy markets, financial markets, and supply chains. For example, the current conflict has raised concerns about disruptions to the Strait of Hormuz, a strategic shipping route through which a significant portion of the world’s supplies are transported. Such disruptions or the threat of disruptions can increase energy prices, raise transportation and logistics costs, and contribute to broader macroeconomic volatility. In addition, geopolitical conflicts can lead to increased cyberattacks, sanctions, export controls, or other government actions that may affect international commerce and global markets.

More broadly, geopolitical instability and armed conflicts may result in sanctions, trade restrictions, embargoes, financial and banking limitations, asset freezes, and other measures imposed by the United States or other governments. These actions, as well as retaliatory measures, may disrupt global trade, financial markets, supply chains, and economic conditions.

In addition, since February 2022, Russia’s invasion of Ukraine has resulted in extensive sanctions and export controls imposed by the United States and other countries against Russia and Belarus, including restrictions on certain goods, services, technology, and financial transactions. Although we do not currently conduct business in Russia, Belarus, or Ukraine, the broader economic and geopolitical consequences of this conflict, together with other geopolitical tensions, remain uncertain.

Geopolitical conflicts and related government responses may contribute to volatility in global economic conditions, including impacts on energy prices, inflation, currency exchange rates, financial markets, supply chains, and consumer spending. Any of these developments could adversely affect our business, financial condition, and results of operations.

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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in Part IV, Item 15 of this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include revenue recognition, stock-based compensation, and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Extreme weather conditions, natural disasters, public health crises, and other catastrophic events, including those caused or exacerbated by climate change, could negatively impact our results of operations and financial condition.
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, customers, distribution centers, and vendors are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political and geopolitical instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Northern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of vendors to provide raw materials where and when needed, the ability of third parties to manufacture and ship merchandise, and our ability to ship products to customers from or to the impacted region(s).

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
Item 2. Properties
As of December 31, 2025, we operated 23 retail locations around the world. Our corporate headquarters is located in San Francisco, where we lease approximately 5,500 square feet of space under one lease that expires in December 2026. In addition to our corporate headquarters, we have satellite corporate office locations in Portland, London and Ho Chi Minh City where we lease or have co-working arrangements that total approximately 30,000 square feet of office space. We use our corporate offices for product design and development, innovation around sustainable materials, operations, marketing, technology, and customer experience, as well as our other supporting teams. All of our offices and retail locations are leased, and we do not own any real property.
As of December 31, 2025, we also leased property in the following countries around the world that serve as our 23 retail locations, totaling approximately 77,000 square feet, as set forth below.

Country	# of Stores
United States	21
United Kingdom	2
Total retail stores	23

While we believe that our current facilities are adequate to meet our foreseeable needs, we may lease additional facilities or vacate existing facilities as our operations require. For example, we have vacated and currently sublease two corporate office spaces in San Francisco and San Diego, respectively.

Subsequent to December 31, 2025, the Company closed all of its remaining full-price stores in the United States, and currently has a total of 4 retail locations in the United States and the United Kingdom.

Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. On November 3, 2023, we filed a motion to dismiss the consolidated amended complaint and the court granted the motion on May 10, 2024, but provided plaintiffs with leave to amend their complaint. The plaintiffs filed an amended complaint in July 2024 and we filed a motion to dismiss the amended complaint and such motion was granted with prejudice on February 27, 2026. We intend to vigorously defend against this lawsuit.
On October 3, 2023 and January 3, 2025, we and certain of our executive officers and directors were named as defendants in shareholder derivative suits, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware and Wolfson v. Zwillinger, et al., Case No. 2025-0007, filed in Court of Chancery of the State of Delaware. These derivative lawsuits allege violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, we and certain of our past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action and are currently stayed. We intend to vigorously defend against these lawsuits.
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
Holders of Record
As of February 28, 2026, we had 17 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to our operations and financial condition reported in the consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A, above.

Overview
Allbirds is a purpose-driven lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet.
We generate our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Designing and creating products using innovative, sustainable materials is a challenging process for both us and our supply chain partners. We have invested time and resources to train our manufacturers to use our natural materials, which we believe makes it difficult to replicate our novel manufacturing processes at our product quality.

Financial Highlights
For the years ended December 31, 2025 and 2024:
•We generated net revenues of $152.5 million and $189.8 million, respectively.
•Our gross margin was 41.0% and 42.7%, respectively.
•We generated net losses of $77.3 million and $93.3 million, respectively.
•We generated adjusted EBITDA losses of $59.4 million and $70.0 million, respectively.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of adjusted financial measures to their most directly comparable GAAP financial measures.

Recent Developments
In 2025, we maintained three key focus areas: product, marketing, and customer experience. The product focus area included the design and development of a variety of new product styles that were brought to market in the second half of 2025. The marketing focus area included investments in upper funnel brand marketing, and campaigns under the Allbirds by Nature banner, with messaging reinforcing four key attributes: comfort, style, quality, and sustainability. The customer experience focus area included a redesigned website that launched during the year and optimization of our retail store fleet. This included the closure of 10 Allbirds stores in 2025.

In the second quarter of 2025, we entered into two financing agreements in order to optimize working capital and enhance financial flexibility. The first is a new asset-based revolving credit agreement, which replaced our prior revolving credit agreement. The second is a sales agreement, which may allow us to sell, from time to time, up to $50 million (subject to the “baby shelf” limitation in General Instruction I.B.6 of Form S-3) of shares of Class A common stock through an At-the-Market program.

Despite these focus areas, our performance in the fourth quarter of 2025 did not meet our net revenue expectations. Subsequent to year end, in the first quarter of 2026, we closed our remaining full-price stores in the United States, which also resulted in a reduction in force.

Our board of directors formally engaged advisors to conduct a strategic alternatives process that began during the fourth quarter of 2025 and culminated in the Company entering into a definitive agreement during the first quarter of 2026 with an affiliate of American Exchange Group to sell substantially all of the assets of the Company (the “Asset Sale”). In addition, in the first quarter of 2026, the Company entered into the Consent and First Amendment to Credit Agreement in connection with the Asset Sale. See Note 16, Subsequent Events, of our consolidated financial statements included in Part II, Item 8, for more information.

Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be affected by a number of factors, including:

Liquidity and Capital Resources
Recent financial performance, including a net loss of $77.3 million and net cash used in operating activities of $55.1 million in the year ended December 31, 2025, has raised substantial doubt about the Company’s ability to continue as a going concern. Refer to the section titled Liquidity and Capital Resources and Note 2 to the consolidated financial statements included in this Form 10-K for additional information.

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
Growth Within Existing Customer Base and Increasing Closet Share
In addition to seeking to acquire new customers, we continuously seek ways to engage with our base of existing customers. We aim to grow our closet share within our existing customer base by focusing and developing on our core franchises and introducing new products we believe will resonate with our customers. While we continue to do this, we must constantly evaluate and improve our strategy to anticipate current and future consumer preferences and demands. At the same time, it is critical that we maintain our commitment to offering comfortable and sustainable products. Our growth within our existing customer base will depend in part on our success focusing our product strategy to appeal to our existing customers.
Execution of Our Vertical Retail Distribution and Omni-Channel Strategy and Optimization of Our Store Fleet
Our long-term growth strategy relies on our ability to grow across multiple channels, while still maintaining our goal of long-term profitability. In 2025, we closed nine stores in the United States and 1 store in the United Kingdom. In the first quarter of 2026, we closed our remaining full-price United States stores, in order to build a simpler and more profitable business, and continue to operate two outlet stores in the United States and two stores in the United Kingdom. We believe an omni-channel buying experience is important to meeting the needs of our customer base, and are focused on dedicating resources toward our e-commerce platform, our third-party marketplace platform, wholesale partnerships with other retailers, and international distributorships.
Our store count by primary geographical market is presented in the table below, as of the dates presented:

	Store Count by Primary Geographical Market
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
United States[1]	45	42	32	31	30	25	21	21	21
International[2]	15	15	11	3	3	3	3	2	2
Total stores	60	57	43	34	33	28	24	23	23
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
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites, our discontinued mobile app, and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of December 31, 2025, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale.
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
Impairment Expense
Impairment expense consists of non-cash impairment charges relating to long-lived assets (including property and equipment and operating lease right-of-use assets) and equity investments.
Restructuring Expense
Restructuring expense consists of severance and other employee-related benefits, professional service fees, and other miscellaneous costs associated with exit and disposal activities.
Net Loss from Sales of Businesses
Net loss from sales of businesses consists of gains or losses associated with the sale of certain net assets used in connection with the operation of our businesses in certain geographical markets, based on the difference between the net book value of assets and liabilities sold against the consideration received.
Interest (Expense) Income
Interest expense is primarily associated with our credit agreement with Second Avenue Capital Partners, which we refer to as our Credit Agreement. Interest income primarily consists of interest income generated from our cash and cash equivalents. We expect interest income and expense to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Other Income
Other income consists of gains or losses on lease terminations and modifications, gains or losses on foreign currency, gains or losses on sales of property and equipment, and changes in the fair value of our equity investments.
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in the United States, China, Hong Kong, Canada, Germany and New Zealand as of December 31, 2025.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2025	2024
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$152,466	$189,757
Cost of revenue	89,915	108,693
Gross profit	62,551	81,064
Operating expense:
Selling, general, and administrative expense(1)(2)	92,488	133,379
Marketing expense	45,238	41,638
Impairment expense	4,225	1,800
Restructuring expense	562	1,800
Total operating expense	142,513	178,617
Loss from operations	(79,962)	(97,553)
Net loss from sales of businesses	—	(432)
Interest (expense) income	(1,067)	3,489
Other income	4,139	3,049
Loss before provision for income taxes	(76,890)	(91,447)
Income tax provision	(393)	(1,871)
Net loss	$(77,283)	$(93,318)

Other comprehensive loss:
Foreign currency translation gain (loss)	1,807	(2,345)
Total comprehensive loss	$(75,476)	$(95,663)
________________
(1)Includes stock-based compensation expense of $7.8 million and $11.5 million for the years ended December 31, 2025 and 2024, respectively.
(2)Includes depreciation and amortization expense of $8.0 million and $12.4 million for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
Consolidated Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	59.0%	57.3%
Gross profit	41.0%	42.7%
Operating expense:
Selling, general, and administrative expense	60.7%	70.3%
Marketing expense	29.7%	21.9%
Impairment expense	2.8%	0.9%
Restructuring expense	0.4%	0.9%
Total operating expense	93.5%	94.1%
Loss from operations	(52.4)%	(51.4)%
Net loss from sales of businesses	—%	(0.2)%
Interest (expense) income	(0.7)%	1.8%
Other income	2.7%	1.6%
Loss before provision for income taxes	(50.4)%	(48.2)%
Income tax provision	(0.3)%	(1.0)%
Net loss	(50.7)%	(49.2)%

Other comprehensive loss:
Foreign currency translation gain (loss)	1.2%	(1.2)%
Total comprehensive loss	(49.5)%	(50.4)%
Comparison of the Years Ended December 31, 2025 and 2024
Net Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net revenue	$152,466	$189,757	$(37,291)	(19.7)%
Net revenue decreased by $37.3 million, or 19.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in our U.S. direct business of $23.1 million, driven by declines in our retail and e-commerce businesses resulting from store closures. Net revenue also declined in our international business by $11.9 million, primarily due to our transition to third-party distributors.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$89,915	$108,693	$(18,778)	(17.3)%
Gross profit	62,551	81,064	$(18,513)	(22.8)%
Gross margin	41.0%	42.7%		(4.0)%
Cost of revenue decreased by $18.8 million, or 17.3%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by decreases in product costs of approximately $12.5 million, freight costs of approximately $2.7 million, and distribution center expenses of $2.5 million, which were all driven by fewer unit sales in our U.S. direct business, the shift to international distributors, and U.S. retail store closures. The decreases were partially offset by approximately $1.0 million of increased duties costs.

Gross profit decreased by $18.5 million, or 22.8%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in gross profit was primarily driven by the decreases in net revenue and cost of revenue.
Gross margin declined to 41.0% from 42.7% for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a higher mix of digital and international distributor sales, as well as increased duties and lower average selling prices in our U.S. business.
Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expense:
Selling, general, and administrative expense	$92,488	$133,379	$(40,891)	(30.7)%
Marketing expense	45,238	41,638	3,600	8.6%
Impairment expense	4,225	1,800	2,425	134.7%
Restructuring expense	562	1,800	(1,238)	(68.8)%
Total operating expense	$142,513	$178,617	$(36,104)	(20.2)%
Selling, general, and administrative expense
Selling, general, and administrative expense decreased by $40.9 million, or 30.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by a $18.3 million decrease in personnel and related expenses, a $10.0 million decrease in rent and utilities, a $4.4 million decrease in depreciation and amortization, and a $3.7 million decrease in stock-based compensation, as well as reductions in other types of operating expenses.
Marketing expense
Marketing expense increased by $3.6 million, or 8.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by an investment in upper funnel marketing initiatives in the first quarter of the year.
Impairment expense
Impairment expense increased by $2.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily as a result of a non-cash impairment of property and equipment and operating lease right-of-use assets associated with certain of our retail stores of $3.5 million, partially offset by the prior year impairment of an equity investment of $1.8 million.
Restructuring expense
Restructuring expense decreased by $1.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily resulting from fewer costs incurred in 2025 as part of our strategic initiatives. In 2025, restructuring expenses related to severance and other employee-related benefits were incurred as a result of strategic actions taken in the fourth quarter. In the prior year, restructuring expenses related to severance and other employee-related benefits, and professional service fees.
Interest (Expense) Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest (expense) income	$(1,067)	3,489	$(4,556)	(130.6)%
Interest (expense) income changed by $4.6 million, from income to expense, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The change was primarily driven by a decrease in interest income of approximately $3.5 million on our money market funds and an increase in interest expense relating to our Credit Agreement.
Other Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income	$4,139	$3,049	$1,090	35.7%
Other income increased by $1.1 million, for the year ended December 31, 2025 as compared to expense in the year ended December 31, 2024. The increase was primarily due to greater gains on the termination and modification of certain operating leases of approximately $0.4 million and fluctuations in foreign currency of approximately $0.3 million in the current period.

Income Tax Provision

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(393)	$(1,871)	$1,478	(79.0)%
Income tax provision decreased by $1.5 million, or 79.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates and a change in the valuation allowance.
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
Adjusted EBITDA is defined as net loss before stock-based compensation expense, depreciation and amortization expense, impairment expense, restructuring expense (consisting of professional fees, personnel and related expenses, and other related charges resulting from our strategic initiatives), non-cash gains or losses on the sales of businesses relating to our strategic initiatives, other income or expense (consisting of non-cash changes in the fair value of our equity investments, non-cash gains or losses on foreign currency, non-cash gains or losses on sales of property and equipment, and non-cash gains or losses on modifications or terminations of leases), interest income or expense, and income tax provision or benefit.
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
The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Year Ended December 31,
	2025	2024
	(in thousands) (unaudited)
Net loss	$(77,283)	$(93,318)
Add (deduct):
Stock-based compensation expense	7,763	11,472
Depreciation and amortization expense	7,999	12,439
Impairment expense	4,225	1,800
Restructuring expense	562	1,800
Net loss from sales of businesses	—	432
Other expense	(4,139)	(3,049)
Interest expense (income)	1,067	(3,489)
Income tax provision	393	1,871
Adjusted EBITDA	$(59,413)	$(70,042)
Adjusted EBITDA improved by $10.6 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The improvement in adjusted EBITDA was primarily due to lower operating expenses, partially offset by lower gross profit.

The following table presents net loss and adjusted EBITDA as percentages of net revenue:

	Year Ended December 31,
	2025	2024
	(in thousands) (unaudited)
Net revenue	$152,466	$189,757

Net loss	$(77,283)	$(93,318)
Net loss margin	(50.7)%	(49.2)%

Adjusted EBITDA	$(59,413)	$(70,042)
Adjusted EBITDA margin	(39.0)%	(36.9)%
Adjusted EBITDA margin declined from (36.9)% to (39.0)% in the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily driven by the decline in revenue year over year, partially offset by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $26.7 million. Following our IPO in 2021, we have funded our operations primarily from the sale of our products and recently through borrowings under our Credit Agreement. Management’s evaluation of the Company’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance indicated certain negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, including a net loss of $77.3 million and net cash used in operating activities was $55.1 million in the year ended December 31, 2025. As of December 31, 2025, the Company had $26.7 million in cash and cash equivalents and $17.4 million outstanding on its Credit Agreement. The Company expects to continue to incur net losses and negative cash flows from operating activities, and the Company does not expect to continue its operations following the completion of the Asset Sale (as defined in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K). If the Asset Sale is not completed for any reason, we do not anticipate we would be able to meet our future liquidity needs without accessing additional capital or engaging in strategic transactions which are not within our control and are subject to various risks and uncertainties. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our material cash requirements are primarily for working capital, and may vary materially from those currently planned and will depend on many factors, including cash on hand and cash flows from operations, borrowings under our Credit Agreement, waivers or modifications concerning our existing debt obligations and the Asset Sale. We anticipate that following the closing of the Asset Sale, we will not have any remaining operations and will wind up our assets, liabilities and affairs under a plan of dissolution, after which proceeds will be distributed to common stockholders.
Our material capital resources include the following:

Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Prior Credit Agreement”), providing for a revolving line of credit of up to $40.0 million, subject to a borrowing base formula, and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Prior Credit Agreement was amended on April 17, 2023 to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, subject to a borrowing base formula, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein) would occur on any date on which Availability (as defined therein) was less than 25.0% of the Aggregate Revolving Commitments (as defined therein). In connection with entry into the Credit Agreement, we repaid and fully discharged our obligations under the Prior Credit Agreement.
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
The Credit Agreement has a maturity date of June 30, 2028. As of December 31, 2025, there was $17.3 million outstanding under the Credit Agreement. As of December 31, 2024, there were no borrowings outstanding under the Prior Credit Agreement. See Note 6, Long-Term Debt, of our consolidated financial statements included in Part II, Item 8, for more information regarding the Credit Agreement.

See Note 16, Subsequent Events, of our consolidated financial statements included in Part II, Item 8, for information on the Consent and First Amendment to Credit Agreement.
ATM Offering

In June 2025, we entered into an “at-the-market offering” (“ATM”) program with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million (subject to the “baby shelf” limitation in General Instruction I.B. 6 of Form S-3). Under the ATM, the sales agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2025, we sold 386,289 shares of Class A common stock under the ATM program for net proceeds of $1.7 million.

Our material cash requirements include the following contractual and other obligations:
Inventory Purchase Obligations
Inventory purchase obligations relate to a supplier agreement that requires us, through our manufacturers, to purchase a minimum quantity of materials per year. As of December 31, 2025, we had inventory purchase obligations of $1.8 million, with $0.9 million payable within 12 months. See Note 12, Commitments and Contingencies, of our consolidated financial statements included in Part II, Item 8, for more information regarding our inventory purchase obligations.

Operating Leases
We lease various office and retail spaces for our operations with lease terms ranging from 1 year to 12 years, certain of which contain renewal provisions. As of December 31, 2025, we had undiscounted operating lease commitments of $24.6 million, with $7.2 million payable within 12 months. See Note 13, Leases, of our consolidated financial statements included in Part II, Item 8, for more information regarding our operating lease commitments. Subsequent to year end, in the first quarter of 2026, we closed our remaining full-price stores in the United States

Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(55,083)	$(63,860)
Net cash (used in) provided by investing activities	(1,903)	2,118
Net cash provided by financing activities	16,073	287
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	882	(1,635)
Net decrease in cash, cash equivalents, and restricted cash	$(40,031)	$(63,090)
Operating Activities
Our largest sources of operating cash are cash payments received from customers for sales of our products. Our primary uses of cash from operating activities are for personnel and related expenses, selling and marketing expenses, and third-party professional fees. We have generated negative operating cash flows and have supplemented working capital through net proceeds from the sale of equity securities, including proceeds from our IPO in November 2021 and sales under the ATM program, and borrowings under our Credit Agreement.
Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization of property and equipment, stock-based compensation, impairment expense, inventory write-offs and write-downs, and changes in operating assets and liabilities during each year.
During 2025, net cash used in operating activities was $55.1 million, which consisted of a net loss of $77.3 million and a net decrease of $0.5 million in our operating assets and liabilities, partially offset by net non-cash items of $21.7 million added back to net loss. The change in operating assets and liabilities was primarily due to a decrease of $8.3 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, partially offset by a decrease of $3.0 million in inventory as a result of lower on-hand inventory, a decrease of $4.1 million in prepaid expenses and other current assets due to a decrease in tax and other receivables, and an increase of $2.6 million in accounts payable due to timing of payments made.
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
During 2025, net cash used in investing activities was $1.9 million, which consisted primarily $3.1 million of cash outflows for the purchases of property and equipment, including capitalized software, to support the ongoing operations of our business, partially offset by a decrease of $0.9 million in security deposits related to our closed retail stores and $0.4 million of proceeds from the sales of certain of our international businesses.
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

Financing Activities
During 2025, net cash provided by financing activities was $16.1 million, which consisted primarily of proceeds from borrowings under our Credit Agreement of $19.2 million and proceeds from the issuance of shares under our ATM program of $1.7 million, partially offset by the payment of deferred financing and offering costs of $3.1 million and payments on our Credit Agreement of $1.9 million.

Net cash provided by financing activities in 2024 was $0.3 million, primarily due to net proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by taxes withheld on employee stock awards.
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
For stock options, we generally estimate the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends. During the years ended December 31, 2025 and 2024, the number of stock options granted was immaterial.
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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allbirds, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring net losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ Deloitte & Touche LLP
San Francisco, California
March 30, 2026
We have served as the Company’s auditor since 2017.

ALLBIRDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,690	$66,732
Accounts receivable	6,839	6,168
Inventory	38,875	44,121
Prepaid expenses and other current assets	9,712	13,536
Total current assets	82,116	130,558

Property and equipment—net	10,513	17,825
Operating lease right-of-use assets	13,051	38,082
Other assets	3,739	2,414
Total assets	$109,419	$188,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	17,768	10,773
Accrued expenses and other current liabilities	14,401	18,821
Current lease liabilities	6,777	10,879
Deferred revenue	1,696	3,896
Total current liabilities	40,642	44,369

Noncurrent liabilities:
Noncurrent lease liabilities	15,492	42,796
Long-term debt	17,371	—
Other long-term liabilities	—	29
Total noncurrent liabilities	32,863	42,825
Total liabilities	$73,505	$87,194

Commitments and contingencies (Note 12)

Stockholders’ equity:
Class A Common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2025 and 2024; 6,176,841 and 5,456,072 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class B Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; 2,542,340 and 2,542,365 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	601,587	591,882
Accumulated other comprehensive loss	(3,874)	(5,681)
Accumulated deficit	(561,800)	(484,517)
Total stockholders’ equity	35,914	101,685

Total liabilities and stockholders’ equity	$109,419	$188,879
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net revenue	$152,466	$189,757
Cost of revenue	89,915	108,693
Gross profit	62,551	81,064
Operating expense:
Selling, general, and administrative expense	92,488	133,379
Marketing expense	45,238	41,638
Impairment expense	4,225	1,800
Restructuring expense	562	1,800
Total operating expense	142,513	178,617
Loss from operations	(79,962)	(97,553)
Net loss from sales of businesses	—	(432)
Interest (expense) income	(1,067)	3,489
Other income	4,139	3,049
Loss before provision for income taxes	(76,890)	(91,447)
Income tax provision	(393)	(1,871)
Net loss	$(77,283)	$(93,318)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(9.47)	$(11.87)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,159,108	7,862,853

Other comprehensive loss:
Foreign currency translation gain (loss)	1,807	(2,345)
Total comprehensive loss	$(75,476)	$(95,663)
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	5,128,961	$1	2,627,388	$—	$579,862	$(3,335)	$(391,199)	$185,329
Exercise of stock options	—	—	1,250	—	52	—	—	52
Vesting of restricted stock units	217,997	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	22,841	—	—	—	235	—	—	235
Conversion of Class B shares into Class A common stock	86,273	—	(86,273)	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,734	—	—	11,734
Comprehensive income	—	—	—	—	—	(2,345)	—	(2,345)
Net loss	—	—	—	—	—	—	(93,318)	(93,318)
Balance as of December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	$—	2,756	$—	$4	$—	$—	$4
Vesting of restricted stock units	302,031	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	29,668	—	—	—	128	—	—	128
Conversion of Class B shares into Class A common stock	2,781	—	(2,781)	—	—	—	—	—
Issuance of common stock under at-the-market (ATM) offerings, net of costs	386,289	—	—	—	1,697	—	—	1,697
Stock-based compensation	—	—	—	—	7,876	—	—	7,876
Comprehensive loss	—	—	—	—	—	1,807	—	1,807
Net loss	—	—	—	—	—	—	(77,283)	(77,283)
Balance as of December 31, 2025	6,176,841	$1	2,542,340	$—	$601,587	$(3,874)	$(561,800)	$35,914
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,283)	$(93,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,019	12,396
Amortization of debt issuance costs	482	8
Stock-based compensation	7,763	11,472
Inventory write-down	2,750	2,686
Loss on disposal of assets	391	—
Deferred taxes	65	912
Impairment expense	4,225	1,800
Net loss from sales of businesses	—	459
Gift card breakage	(1,995)	—
Changes in assets and liabilities:
Accounts receivable	(643)	1,963
Inventory	3,006	6,903
Prepaid expenses and other current assets	4,078	1,624
Operating lease right-of-use assets and current and noncurrent lease liabilities	(8,295)	(11,300)
Accounts payable and accrued expenses	2,592	1,016
Other long-term liabilities	(29)	(9)
Deferred revenue	(209)	(472)
Net cash used in operating activities	(55,083)	(63,860)

Cash flows from investing activities:
Purchase of property and equipment	(3,145)	(4,095)
Proceeds from sales of businesses	390	4,010
Changes in security deposits	852	2,203
Net cash (used in) provided by investing activities	(1,903)	2,118

Cash flows from financing activities:
Proceeds from line of credit	19,226	—
Payments on line of credit	(1,855)	—
Proceeds from the issuance of common stock in at-the-market (ATM) offerings, net of costs	1,697	—
Proceeds from issuance of common stock under the employee stock purchase plan	119	254
Proceeds from the exercise of stock options	8	34
Taxes withheld and paid on employee stock awards	(4)	(1)
Payment of deferred financing costs	(3,118)	—
Net cash provided by financing activities	16,073	287

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	882	(1,635)
Net decrease in cash, cash equivalents, and restricted cash	(40,031)	(63,090)
Cash, cash equivalents, and restricted cash—beginning of year	67,583	130,673
Cash, cash equivalents, and restricted cash—end of year	$27,552	$67,583

Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$124
Noncash investing and financing activities:
Purchase of property and equipment included in accrued liabilities	$24	$54
Stock-based compensation included in capitalized internal-use software	$113	$267
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$26,690	$66,732

ALLBIRDS, INC.

	Year Ended December 31,
	2025	2024
Restricted cash included in prepaid expenses and other current assets	862	851
Total cash, cash equivalents, and restricted cash	$27,552	$67,583
See accompanying notes to consolidated financial statements.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

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
Going Concern—Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements - Going Concern requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. Such an evaluation indicated certain negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2025, the Company incurred a net loss of $77.3 million and net cash used in operating activities was $55.1 million. As of December 31, 2025, the Company had $26.7 million in cash and cash equivalents and $17.4 million outstanding on its asset-based revolving credit facility (refer to Note 6, for further information). The Company expects to continue to incur net losses and negative cash flows from operating activities, and the Company does not expect to continue its operations following the completion of the Asset Sale (as defined in Note 16). If the Asset Sale is not completed for any reason, we do not anticipate we would be able to meet our future liquidity needs without accessing additional capital or engaging in strategic transactions which are not within our control and are subject to various risks and uncertainties.
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
Segments—We operate as one operating segment. Our Chief Executive Officer is our chief operating decision maker who evaluates performance and makes operating decisions about allocating resources based on consolidated financial data. There was no change in our operating segment for the year ended December 31, 2025. Refer to Note 8 for more information on our segments and geographic information.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within 2 to 3 business days, and third-party accounts receivable, which are settled per the terms of the sale. Third-party accounts receivable was $6.0 million and $4.9 million as of December 31, 2025 and 2024, respectively. Credit card receivables were

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
$0.7 million and $1.0 million as of December 31, 2025 and 2024, respectively. Other receivables were $0.1 million and $0.3 million as of December 31, 2025 and 2024, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and record reserves as necessary to appropriately value slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the market value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, we recorded an inventory reserve to reduce the value of our inventory by $1.6 million and $3.6 million, respectively, within inventory on the consolidated balance sheets. We recognized $6.0 million and $7.0 million of inventory write-downs for the years ended December 31, 2025 and 2024, respectively.
Investments—We account for our investments in equity securities under the measurement alternative described in FASB ASC Topic 321, Investments - Equity Securities, which requires the accounting for equity investments without a readily determinable fair value, which are not accounted for under the equity method of accounting, be measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. These investments are carried on the consolidated balance sheets within other assets. Any unrealized gains or losses or impairments will be reported within earnings in our consolidated statements of operations and comprehensive loss. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Refer to Note 4, Balance Sheet Components, for additional information.
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
Capitalized Internal-Use Software—Costs of software developed for internal-use is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software. Capitalization of costs begins when the preliminary project stage is completed, management authorizes and commits to funding the computer software project, it is probable that the project will be completed, and the software will be used to perform the function intended. Such costs are capitalized in the period incurred. Capitalization ceases at the point when the project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, which is generally three years. For the years ended December 31, 2025 and 2024, we capitalized $7.0 million and $4.2 million, respectively, in internal-use software within property and equipment in the consolidated balance sheets.
Leases—We determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Right-of-use assets

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during 2025 and required an impairment review of our long-lived assets. Based on the results of our undiscounted cash flow analysis, we identified certain asset groups in which the projected future undiscounted net cash flows are less than the carrying value of an asset group. For these asset groups, the assets were written down to their estimated fair values. Based on the results of our impairment analysis, we recorded non-cash impairment charges of $3.5 million, recognized as impairment expense in our consolidated statements of operations and comprehensive loss.

There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If our actual performance does not achieve our projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and any such charges could be material.
Restructuring—In the first quarter of 2023, we announced a strategic transformation plan designed to improve our revenue trend, as well as improve capital efficiency and drive profitability in the business. As part of this effort, we incurred professional fees, severance and other employee-related benefits, and other related charges which are recognized within restructuring expense in the consolidated statements of operations and comprehensive loss. This plan was completed

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
in 2024. In the fourth quarter of 2025, we took strategic actions, including a reduction in force, and incurred severance and other employee-related benefits.
The following table presents a roll-forward of our restructuring charges, which are included within accrued expenses and other current liabilities in the consolidated balance sheets:

(in thousands)	Professional fees and other related charges	Severance and other employee-related benefits
Balance as of December 31, 2024	$22	$—
Charges	—	562
Cash Payments	(22)	(81)
Balance as of December 31, 2025	$—	$481
Business Combinations and Dispositions—In 2024, we entered into agreements appointing exclusive distributors in South Korea, Canada, Australasia, Japan, and China. As part of the appointments, we entered into an asset purchase agreement with each distributor for the sale of certain net assets used in connection with the operations of our businesses in the respective territories. Refer to Note 3, Business Combinations and Dispositions, for further details.
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
In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such, cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. For the years ended December 31, 2025 and 2024, we recognized $3.7 million and $3.4 million, respectively, of revenue that was deferred as of December 31, 2024 and 2023. As of December 31, 2025 and 2024, we had $0.3 million and $0.3 million, respectively, in cash collections of purchases via our digital channel which had not yet shipped. The deferred revenue balance of $1.7 million at December 31, 2025 is expected to be recognized over the next 12 months.
We offer non-expiring gift cards and merchandise credits to our customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. As of December 31, 2025 and 2024, we had $1.4 million and $3.6 million in gift card liabilities included within our deferred revenue balance on the consolidated balance sheets.
Our sales policy allows customers to return merchandise for any reason within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of December 31, 2025 and 2024 in the consolidated balance sheets.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
Stock-Based Compensation—Stock-based compensation expense related to stock awards, including stock options, restricted stock units (“RSUs”), stock awards with market-based or performance-based vesting conditions, and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (“ESPP Rights”), is recognized based on the estimated fair value of the awards on the date of the grant. The fair value of each stock option award and ESPP Rights is valued on the grant date using the Black-Scholes option pricing model. The fair value of each RSU is based on the estimated fair value of our common stock on the date of grant. The fair of stock awards with market-based or performance-based vesting conditions is based on the estimated fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgments made by management and third-party valuation specialists. Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for in the period in which they occur.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. We adopted this guidance as of the year ended December 31, 2025 on a prospective basis. For further details refer to Note 11, Income Taxes.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
3.    Business Combinations and Dispositions

Dispositions
As part of our strategic transformation plan announced in March 2023, we sold certain of our international businesses to unrelated third-parties. These sales did not qualify for accounting as discontinued operations under ASC 205, Presentation of Financial Statements. All gains or losses on the sale of businesses were recorded within net loss from the sale of businesses in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2024. No such charges relating to these dispositions were incurred during the year ended December 31, 2025.

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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
4.    Balance Sheet Components
Inventory
Inventory consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Finished goods	$40,525	$47,739
Reserve to reduce inventories to net realizable value	(1,650)	(3,618)
Total inventory	$38,875	$44,121
Property and Equipment - Net
Property and equipment consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$17,604	$19,364
Furniture and fixtures	10,695	15,217
Internal-use software	27,667	25,082
Machinery and equipment	640	640
Computers and equipment	2,144	2,169
Total property and equipment - gross	58,750	62,472
Less: accumulated depreciation and amortization	(48,237)	(44,647)
Total property and equipment - net	$10,513	$17,825
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $8.0 million and $12.4 million, respectively, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expenses	$3,403	$4,910
Inventory returns receivable	501	798
Security deposits	185	150
Tax receivable	4,537	5,461
Other receivables	—	1,366
Deferred offering costs	224	—
Restricted cash	862	851
Total prepaid expenses and other current assets	$9,712	$13,536

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
Other Assets
Other assets consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Investment in equity securities	$—	$200
Security deposits	748	1,609
Intangible assets	75	42
Debt issuance costs	2,407	—
Deferred tax assets	509	563
Total other assets	$3,739	$2,414
Investments in equity securities
On November 20, 2020, we entered into an agreement to make a minority equity investment of $2.0 million in Natural Fiber Welding, Inc. in exchange for 201,207 shares of Series A-3 Preferred Stock. Our investment is carried at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Throughout the year, we assess whether impairment indicators exist to trigger an impairment analysis. In the fourth quarter of 2024, we recorded an impairment charge of $1.8 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. In the third quarter of 2025, we recorded an impairment charge of $0.2 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Sales-refund reserve	$1,494	$2,259
Taxes payable	1,052	1,092
Employee-related liabilities	1,349	3,857
Accrued expenses	10,506	11,613
Total accrued expenses and other current liabilities	$14,401	$18,821
5.    Fair Value Measurements
Items Measured at Fair Value on a recurring basis
Money Market Funds—We previously held cash in a U.S. treasury securities money market fund. The funds are classified as cash and cash equivalents on our consolidated balance sheet as of December 31, 2024 and represent Level 1 assets on the fair value hierarchy. We had no cash in money market funds as of December 31, 2025.
For assets measured at fair value, the following tables summarize the respective fair values and classifications by level of input within the fair value hierarchy as of December 31, 2025 and 2024. We had no liabilities measured at fair value as of December 31, 2025 and 2024:

December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
NFW investment	—	—	—	—
	$—	$—	$—	$—

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,000	$—	$—	$37,000
NFW investment	—	—	200	200
	$37,000	$—	$200	$37,200
Items Measured at Fair Value on a non-recurring basis
Equity Investments—Our equity investment in NFW represents non-marketable equity securities in a privately held company that does not have a readily determinable fair value and are accounted for under the measurement alternative in ASC 321. In the fourth quarter of 2024, we recorded an impairment charge of $1.8 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. In the third quarter of 2025, we recorded an impairment charge of $0.2 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
There was no carrying values of our investment as of December 31, 2025. The carrying value of our investment was $0.2 million as of December 31, 2024.
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
On June 30, 2025, we entered into a secured $50.0 million revolving credit agreement with Second Avenue Capital Partners LLC (the “Credit Agreement”). The borrowing capacity is subject to a borrowing base formula, and may be increased up to an additional $25.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Credit Agreement will mature on June 30, 2028.
Interest on borrowings under the Credit Agreement accrues at a variable rate equal to the sum of (i) the Term Secured Overnight Financing Rate (“SOFR”), plus (ii) 0.15%, plus (ii) a margin of 5.75% per annum. The commitment fee under the Credit Agreement is 0.45% per annum on the average daily unused portion of each lender’s commitment.
The Credit Agreement contains customary representations and warranties, and affirmative covenants and negative covenants applicable to the Company and certain of its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions of assets, dividends and other distributions, minimum unrestricted cash, and minimum consolidated EBITDA. As of December 31, 2025, the Company was in compliance with these covenants. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy or insolvency.
Concurrently with entry into the Credit Agreement, we drew down $5.0 million on the revolving credit facility. The borrowings were used to, among other things, pay third-party debt issuance costs in the amount of $2.9 million.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
During the year ended December 31, 2025, we drew approximately $19.2 million on our revolving credit facility, inclusive of interest and fees. As of December 31, 2025, there was $17.3 million outstanding under the Credit Agreement. As of December 31, 2024, there were no borrowings outstanding under the Prior Credit Agreement.

Refer to Note 16 for information on the Consent and First Amendment to Credit Agreement.

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
As of December 31, 2025 and 2024, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. All classes of our stock have a par value of $0.0001. There was no change in the number of shares authorized for issuance or the par value of the common stock and preferred stock as a result of the Reverse Stock Split.
Common Stock
As of December 31, 2025 and 2024, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
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
Shares of common stock reserved for future issuance as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Shares reserved for convertible preferred stock outstanding	—	—
2015 Equity Incentive Plan:
Options issued and outstanding	267,085	316,542
Shares available for future grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	220,342	240,819
Shares available for future grants	795,645	822,815
RSUs outstanding	491,544	464,165
PSUs outstanding	83,780	45,870
2021 Employee Stock Purchase Plan:
Shares available for future grants	366,866	316,554
Total shares of common stock reserved for future issuance	2,225,262	2,206,765
ATM Offering Program

In June 2025, we entered into an “at-the-market offering” (“ATM”) program with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million (subject to the “baby shelf”

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
limitation in General Instruction I.B.6 of Form S-3). Under the ATM, the sales agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2025, we sold 386,289 shares of Class A common stock under the ATM program for net proceeds of $1.7 million.
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
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net revenue	$152,466	$189,757
Cost of revenue	89,915	108,693
Selling, general, and administrative expense[1]	35,623	48,499
Payroll and benefits expense[2]	36,180	54,448
Marketing expense	45,238	41,638
Other segment expenses—net[3]	22,793	29,797
Segment and consolidated net loss	$(77,283)	$(93,318)
Geographic Information
The following table presents long-lived assets by geographic area, comprising property and equipment - net, definite-lived intangible assets, and operating lease right-of-use assets:

(in thousands)	December 31, 2025	December 31, 2024
Long-lived assets:
United States	$22,623	$51,065
International	1,020	4,884
Total long-lived assets	$23,643	$55,949
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the years ended December 31, 2025 and 2024. We recognized the following net
1 Selling, general and administrative expense consists of third-party professional fees, information technology costs, fixed and variable lease costs for corporate offices and retail stores, software and license costs, legal fees, and other administrative costs associated with operating the business.
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
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

(in thousands)	December 31, 2025	December 31, 2024
Net revenue:
United States	$118,621	$143,870
International	33,845	45,887
Total net revenue	$152,466	$189,757
9.    Stock Transactions
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note was secured by the underlying shares of common stock and bears interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. During the three months ended December 31, 2025, we entered into a settlement agreement pursuant to which we received a settlement payment of $50,000 and all of the underlying shares of common stock will be surrendered to the Company as treasury shares.
Since the note was a limited recourse note, the note receivables was not reflected in our consolidated balance sheets as of December 31, 2025 and 2024.

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
2021 Employee Stock Purchase Plan
In September 2021, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
366,866 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP as of December 31, 2025. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 142,500 shares, except that, before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year. The initial offering period began on November 3, 2021.
Stock Options
A summary of the status of the 2015 Plan and the 2021 Plan as of December 31, 2025 and 2024, and changes during the periods then ended is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	557,362	$70.84	5.78	$221
Granted	—
Exercised	(2,756)	1.48		13
Forfeited	(5,940)	68.96
Cancelled	(61,239)	81.20
Outstanding at December 31, 2025	487,427	$69.89	5.09	$98
Vested and exercisable at December 31, 2025	426,368	74.35	4.79	98
For the years ended December 31, 2025 and 2024, the aggregate intrinsic value of stock options exercised under both equity incentive plans was $13 thousand and $2 thousand, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of our common stock as of the reporting date.
There were no stock options granted for the years ended December 31, 2025 and 2024.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2025 to May 2, 2026	Offering Period - May 3, 2025 to November 2, 2025	Offering Period - November 3, 2024 to May 2, 2025	Offering Period - May 3, 2024 to November 2, 2024	Offering Period - November 3, 2023 to May 2, 2024
Risk-free interest rate	3.80%	4.26%	4.30%	5.41%	5.45%
Dividend yield	—	—	—	—	—
Volatility	37.13%	37.13%	37.13%	37.13%	43.12%
Expected lives (years)	0.5	0.5	0.5	0.5	0.5
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

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
quarterly, subject to the employees’ continued service to us. RSUs and the related stock-based compensation are recognized on a straight-line basis over the requisite service period.
RSU activity during the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	464,165	$23.61
Granted	431,370	6.21
Vested	(302,031)	20.54
Forfeited	(101,960)	17.55
Unvested at December 31, 2025	491,544	$11.48
Performance Stock Units
PSUs with Performance Conditions- In March 2025 and in April 2025, we granted certain members of our executive leadership team 50 thousand RSUs and approximately 27 thousand RSU’s, respectively, with performance-based and service-based vesting conditions. The awards vest based on the achievement of certain financial performance targets as well as the individuals’ continued employment with us. The total grant date fair value of the awards was determined to be $0.3 million. Stock-based compensation expense is recognized on a straight-line basis over their requisite service periods, if it is probable the performance condition will be met. Stock-based compensation expense is reversed if the achievement of the performance condition does not occur.
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
Stock-based compensation expense relating to PSUs is recognized on a straight-line basis over the requisite service period for each tranche, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.2 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
PSU activity for the year ended December 31, 2025 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	45,870	$33.17
Granted	77,409	6.01
Vested	—	—
Forfeited	(39,499)	26.44
Unvested at December 31, 2025	83,780	$11.25
Stock-based Compensation Expense

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
Stock-based compensation expense, included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, for the years ended December 31, 2025 and 2024 was comprised of the following:

(in thousands)	December 31, 2025	December 31, 2024
Stock-based compensation, net of amounts capitalized	$7,763	$11,472
Capitalized stock-based compensation	113	267
Total stock-based compensation	$7,876	$11,739
As of December 31, 2025, there was approximately $1.0 million of unrecognized compensation cost related to outstanding unvested stock options, $5.1 million of unrecognized compensation cost related to outstanding unvested RSUs, and $0.4 million of unrecognized compensation cost related to outstanding unvested PSUs under both equity incentive plans. The remaining unrecognized compensation costs are expected to be recognized over the weighted-average remaining vesting periods of 1.27 years, 1.96 years, and 1.18 years, respectively.
11.    Income Taxes
The components of loss before provision for income taxes are as follows for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Loss before provision for income taxes
United States	$(74,402)	$(89,435)
Foreign	(2,488)	(2,012)
	$(76,890)	$(91,447)
Our total provision for income taxes consists of the following for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Current:
Federal	$—	$—
State	64	9
Foreign	276	950
	340	959
Deferred
Federal	—	—
State	—	—
Foreign	53	912
	53	912
Total provision for income taxes	$393	$1,871
We adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

(in thousands)	Amount	Percent
U.S. federal statutory tax rate	$(16,147)	21.0%
State and local income taxes, net of federal income tax effect (1)	$50	(0.1)%
Foreign tax effects	$492	(0.6)%
Effect of changes in tax laws or rates enacted in the current period	$—	—%
Effects of cross-border tax laws	$—	—%
Tax credits	$—	—%
Changes in valuation allowance	$15,066	(19.6)%
Nontaxable or nondeductible items		—%
Share-based payment awards	$947	(1.2)%
Other	$(15)	—%
Changes in unrecognized tax benefits	$—	—%
Effective tax rate	$393	(0.5)%
(1) State taxes in Massachusetts and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024:

(in thousands)	December 31, 2024
Income tax benefit at statutory rate	21.00%
State income taxes-net of federal benefit	2.71%
Foreign rate differential	(1.79)%
Stock-based compensation	(1.73)%
Charitable contribution	0.04%
Return to provision and other	(2.56)%
Uncertain tax positions	0.10%
Tax credits	(0.38)%
Other	0.85%
Valuation allowance	(20.29)%
Effective tax rate	(2.05)%

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
Significant components of our net deferred tax assets as of December 31, 2025 and 2024, which are included in other assets in the consolidated balance sheets, are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax asset:
Inventory	$1,551	$1,760
Accruals	491	1,182
Stock-based compensation	1,253	904
Net operating loss carryforwards	95,617	66,416
R&D credits	4,696	4,696
Charitable contributions	1,553	2,292
Intangibles	657	711
Deferred revenue	343	888
Advertising	1,769	1,769
Intercompany payable	552	552
Lease liability	5,316	13,562
Section 174 capitalized costs	2,952	7,787
Depreciation	1,903	6,502
Other	1,291	799
Total gross deferred tax assets	119,944	109,820
Less: valuation allowance	(116,187)	(99,344)
Total deferred tax assets	3,757	10,476
Deferred tax liabilities:
Prepaid expenses	(169)	(560)
Right-of-use assets	(3,079)	(9,353)
Total deferred tax liabilities	(3,248)	(9,913)
Net deferred tax assets	$509	$563
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
The United States federal tax rules generally provide for a 100% deduction for dividends received from foreign subsidiaries. Nevertheless, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in foreign subsidiaries, including potential state income tax and foreign withholding taxes on distributions. As of December 31, 2025, we no longer consider the unremitted earnings of our foreign subsidiaries to be permanently reinvested, with the exception of Allbirds UK. The unremitted earnings of these entities is not significant and would not result in material incremental taxes if such earnings were repatriated back to the US.

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
A tabular reconciliation of the total amounts of unrecognized tax benefits for the year presented is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Unrecognized tax benefits - at beginning of year	$1,781	$1,925
Increases in balances related to tax positions taken in prior years	—	—
Decreases in balances related to tax positions taken in prior years	—	(144)
Increases in balances related to tax positions taken in current year	—	—
Unrecognized tax benefits - at end of year	$1,781	$1,781
We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of December 31, 2025 and 2024, the balance of unrecognized tax benefits of $1.8 million and $1.8 million, respectively, relate to tax credits that, if recognized, would be in the form of a carryforward which is expected to require a full valuation allowance based on present circumstances. Therefore, these unrecognized tax benefits would not have an effect on the effective tax rate. The unrecognized tax benefits are not expected to materially change in the next twelve months. The total amounts of interest and penalties recognized for the years ended December 31, 2025 and 2024 were not material. Our tax years for 2019 through 2024 are still subject to examination by the tax authorities.
At December 31, 2025, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $367.8 million, $278.4 million, and $12.0 million respectively. At December 31, 2024, we had income tax net operating loss carryforwards for our U.S. federal, state, and foreign operations of approximately $248.4 million, $215.4 million, and $7.7 million, respectively. The federal tax loss carryforwards do not expire. The state and foreign tax loss carryforwards will begin to expire in 2026 and 2029, respectively.
At December 31, 2025, we had federal and state research and development credit carryforwards of $4.0 million and $2.9 million, respectively. The federal tax credit carryforwards will begin to expire in 2036. The state tax credit carryforwards do not expire.
Utilization of some of the federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. We do not anticipate these limitations, if any, will significantly impact our ability to utilize the NOLs and tax credit carryforwards.

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

(in thousands)	December 31, 2025
Federal Taxes:	$—

State Taxes:
Texas	30
New York	13
Tennessee	6
Massachusetts	28
Other States	17

Foreign Taxes:
United Kingdom	(51)
Hong Kong	12
China	103
New Zealand	(36)
Netherlands	59
Korea	26
Japan	(95)
Other	4
Net cash paid for taxes	116

Cash paid during the year for income taxes for the year ended December 31, 2024 was $1.7 million.
12.    Commitments and Contingencies
Purchase Commitments
We have a supplier agreement with Braskem S.A., a Brazilian petrochemical company. The contract requires us, through our manufacturers, to commit to purchase a minimum amount of material per year until 2027. We purchased approximately $0.6 million in material in 2025. The table below shows the future minimum purchase amounts per year:

(in thousands)	Braskem S.A.
Fiscal year ended December 31,
2026	906
2027	906
Total minimum purchase commitments	$1,812
Contingencies
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, for the years ended December 31, 2025 and 2024, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases,

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
appointing lead plaintiffs, and approving lead plaintiffs’ selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. On November 3, 2023, we filed a motion to dismiss the consolidated amended complaint and the court granted the motion on May 10, 2024, but provided plaintiffs with leave to amend their complaint. A second amended complaint was filed on June 24, 2024. We filed a motion to dismiss the second amended complaint, which the court granted on June 21, 2025, but provided plaintiffs leave to amend the complaint. Plaintiffs filed a third amended complaint on July 14, 2025 and we filed a motion to dismiss on August 27, 2025 and full briefing was completed. On February 27, 2026, the consolidated action was dismissed with prejudice. We intend to vigorously defend against this lawsuit.
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
The components of lease costs, recognized as selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

(in thousands, except for lease term and discount rate)	December 31, 2025	December 31, 2024
Operating lease costs	$8,415	$14,831
Variable lease costs	112	143
Short-term lease costs	14	179
Sublease income	(200)	(270)
Total lease costs	$8,341	$14,883

Weighted-average remaining lease term (in years)	4.85	5.93
Weighted-average discount rate	5.22%	5.47%
Supplemental cash flow information related to operating leases are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$12,285	$19,252
Right of use assets obtained in exchange for lease liabilities	443	—
Right of use assets given up for reduction of lease liabilities	(17,151)	(17,565)

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of December 31, 2025, are as follows:

(in thousands)	Operating Leases
Fiscal year ended December 31,
2026	$7,208
2027	4,748
2028	3,787
2029	3,109
2030	2,925
Thereafter	2,853
Total undiscounted operating lease payments	$24,630
Less: imputed discount	(2,361)
Total operating lease liabilities	$22,269
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Numerator:
Net loss attributable to common stockholders	$(77,283)	$(93,318)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,159,108	7,862,853
Net loss per share attributable to common stockholders, basic and diluted	$(9.47)	$(11.87)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	December 31, 2025	December 31, 2024

Outstanding stock options	487,427	557,361
2021 ESPP	7,379	2,366
RSUs	491,544	464,165
PSUs	64,753	45,870
Total anti-dilutive securities	1,051,103	1,069,762

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
15.    Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the years ended December 31, 2025 and 2024. We made $0.8 million and $1.1 million in matching contributions for the years ended December 31, 2025 and 2024, respectively. We have no intention to terminate the plan.
16.    Subsequent Events
In the first quarter of 2026, the Company closed its remaining full-price retail stores in the United States and conducted a reduction in force as a result of the closures. The Company is currently continuing to operate two outlet stores in the United States and two full-price stores in London.

Asset Sale
On March 29, 2026 the Company entered into an Asset Purchase Agreement with an unrelated third-party, American Exchange Group (the “Purchaser”), to sell substantially all of the assets and certain liabilities of the Company (the “Asset Sale”) as previously disclosed in its Form 8-K filed with the SEC on March 30, 2026. As consideration for the Asset Sale, the Purchaser has agreed to pay an aggregate purchase price of $39 million in cash upon the closing of the Asset Sale, subject to standard purchase price adjustments as set forth in the Asset Purchase Agreement. The Asset Purchase Agreement, the Asset Sale and the other transactions contemplated by the Asset Purchase Agreement have been negotiated and approved by a special committee of independent directors of the board of directors of the Company (the “Board”) and have received unanimous approval by the full Board. The Asset Purchase Agreement, the Asset Sale and other transactions contemplated by the Asset Purchase Agreement must also be approved by the Company’s stockholders as a condition to the closing of the transaction. The Asset Sale is expected to close in the second quarter of 2026. Following the closing of the Asset Sale, the Company intends to dissolve and distribute proceeds to its stockholders in accordance with the terms of a Certificate of Dissolution and Plan of Distribution.

Credit Agreement Amendment
On March 29, 2026, the Company and Second Avenue Capital Partners LLC entered into a Consent and First Amendment to Credit Agreement, which provides consent to the Company’s entry into the Asset Sale and amends certain terms in the Credit Agreement, as previously disclosed in its Form 8-K filed with the SEC on March 30, 2026. The First Amendment to Credit Agreement among other things, (i) lowers the minimum amount of Unrestricted Cash required to be held by the Company and its Subsidiaries to avoid the commencement of a Cash Dominion Period from $10,000,000 to $7,500,000, (ii) increases the basket for Indebtedness consisting of reimbursement obligations in respect of the Existing Cash Collateralized Letter of Credit from $855,000 to $1,206,905, (iii) increases the unsecured Indebtedness basket from $2,500,000 to $11,000,000, (iv) extends the delivery date for the Consolidated Statements for the Fiscal Year ended December 31, 2025 from March 31, 2026 to April 15, 2026, (v) requires delivery by Borrower of certain financial and other information with respect to the Asset Sale, and (vi) replaces the Minimum Consolidated EBITDA financial covenant, and corresponding equity cure right, with a minimum Consolidated Liquidity financial covenant.

Executive Retention Plan
On March 30, 2026, the Management Compensation and Leadership Committee (the “Compensation Committee”) of the Board approved an executive retention program (the “Executive Retention Plan”) for certain senior-level executives. The Company will need to continue to operate its business until the closing of the Asset Sale (the “Closing”), and the Compensation Committee approved the Executive Retention Plan in recognition of the significant benefits to the Company of retaining such executives to continue assisting the Company in its operations through the Closing.

The Executive Retention Plan provides for a lump sum, one-time cash payment, less applicable tax withholdings, on the next administratively practicable payroll date in the following amounts: $500,000 for Joseph Vernachio, and $400,000 for Ann Mitchell (each, an “Executive Awards”). The Executive Awards are subject to a “clawback” requirement, which provides that each Executive must repay the net (after-tax) amount of their respective Executive Award if such Executive voluntarily terminates their employment with the Company prior to the date of the Closing. The Executive Retention Plan supersedes all oral or written plans, programs, agreements and policies of the Company and its affiliates with respect to the subject matter of the Executive Retention Plan.

Tariffs

ALLBIRDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024
On February 20 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA (the "incremental tariffs") was within the exclusive jurisdiction of the U.S. Court of International Trade ("CIT"), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The Company is currently assessing the impact of these actions on its operations and consolidated financial statements, including its ability to recover incremental tariffs the Company has paid.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) and under the Exchange Act). Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025, because as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025.

The information regarding the Executive Retention Plan in Part II, Item 8, Note 16 is incorporated by reference into this Part II, Item 9B.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
Set forth below are the names, ages, and length of service of the members of our Board.

Continuing Directors	Class	Age(1)	Term Expires	Position(s) Held	Director Since
Lily Yan Hughes	I	62	2028	Director	2025
Dan Levitan	II	68	2026	Director	2016
Joseph Zwillinger	II	45	2026	Director	2015
Joe Vernachio	II	61	2026	Director	2024
Dick Boyce	III	71	2027	Director	2016
Timothy Brown	III	45	2027	Director	2015
Ravi Thanawala	III	42	2027	Director	2024

(1)As of March 30, 2026.
The principal occupation, business experience, and education of each director are set forth below.
Lily Yan Hughes. Ms. Hughes has served as a member of our Board of Directors since October 2025. Ms. Hughes currently serves as Assistant Dean at Syracuse University College of Law. She previously held positions as Senior Vice President, Chief Legal Officer and Corporate Secretary at Arrow Electronics, Inc. and Public Storage. Prior to that, Ms. Hughes was Vice President, Associate General Counsel-Corporate M&A and Finance for Ingram Micro, Inc. Earlier in her career, she was a Corporate and Securities Partner with the national law firm of Manatt, Phelps & Philips. Ms. Hughes has served on the Board of DirectWomen since 2021, where she is currently Chair. She previously held Board positions with the Association of Corporate Counsel and NUBURU, Inc., where she chaired the Nominating and Governance Committee and served on the Audit and Compensation Committees. She holds a B.A. from the University of California, Berkeley and a J.D. from the University of California, Berkeley School of Law. Ms. Hughes was selected to serve on our Board of Directors because of her broad range of expertise, spanning technology, distribution, real estate, capital markets and governance, and her proven leadership and board experience.
Dan Levitan. Mr. Levitan has served as a member of our Board of Directors since July 2016. Mr. Levitan is a Managing Member of Maveron LLC (“Maveron”), a venture capital firm, which he co-founded in January 1998. Mr. Levitan served as a member of the board of directors of Trupanion, Inc., a publicly traded pet insurance provider from April 2007 to June 2024. Mr. Levitan currently serves on the boards of directors of numerous private companies and non-profit organizations. Mr. Levitan holds a B.A. in history from Duke University and an M.B.A. from Harvard Business School. Mr. Levitan was selected to serve on our Board of Directors because of his extensive board service and venture investment experience.
Joseph Zwillinger. Mr. Zwillinger has served as a member of our Board of Directors since he co-founded our company in May 2015. Mr. Zwillinger previously served as our Chief Executive Officer from May 2023 to March 2024, as our Co-Chief Executive Officer from October 2015 to May 2023, and as our President from the founding of the company in May 2015 to March 2024. Mr. Zwillinger is currently a General Partner at Good Friends, LLC, an early-stage venture capital firm that he co-founded. Prior to co-founding Allbirds, Mr. Zwillinger served as Vice President of Industrial Products at TerraVia Holdings, Inc. (formerly Solazyme, Inc.), a biotechnology company from 2009 to 2015. Mr. Zwillinger served on the board of directors of Big Sky Growth Partners, Inc., a publicly traded special purpose acquisition corporation, from April 2021 to December 2022. Mr. Zwillinger holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. with honors from The Wharton School of the University of Pennsylvania. Mr. Zwillinger was selected to serve on our Board of Directors because of the perspective and experience he brings as our co-founder as well as his management experience.
Joe Vernachio. Mr. Vernachio has served as a member of our Board of Directors and as our President, Chief Executive Officer and Secretary since March 2024. From June 2021 to March 2024, Mr. Vernachio served as our Chief Operating Officer. From April 2017 to May 2021, Mr. Vernachio served as President of Mountain Hardwear, Inc., an outdoor apparel, equipment, and accessories company, where he led all aspects of Mountain Hardwear’s global business, including brand positioning, go-to-market strategies, and execution across all distribution channels. From March 2011 to March 2017, Mr. Vernachio served in several roles at The North Face, an outdoor products company and subsidiary of VF Corporation, including most recently as Vice President of Global Product from July 2012 to March 2017, in which role he oversaw the brand’s apparel, footwear, and equipment across all regions. Mr. Vernachio holds an A.S. in Forest Sciences and Biology from Paul Smith’s College. Mr. Vernachio was selected to serve on our Board of Directors because of his management experience in the retail industry.
Dick Boyce. Mr. Boyce has served as a member of our Board of Directors since December 2016. Mr. Boyce is a former partner at TPG Capital, one of the largest global investment partnerships, where he founded and led TPG’s Operating Group from 1997, in which capacity he served on several public company boards of directors, until his retirement in 2013. Mr. Boyce has served as an advisor to Montana Knife Company, a retail company, since June 2021, Proteus Motion Inc. (formerly Boston Biomotion), an intelligent exercise and rehab equipment company, since April 2019, Altamont Capital Partners, a private equity firm, since 2016, and Solamere Capital, LLC, a private equity firm, since 2015. Mr. Boyce also served on the board of directors of Executive Network Partnering Corp., a publicly traded special purpose acquisition corporation, from August 2020 to October 2022. Mr. Boyce previously served as an advisor to Spyce Food Co., an innovative restaurant automation company, from October 2019 to September 2021. Mr. Boyce holds a B.S.E from Princeton University and an M.B.A from Stanford Graduate School of Business. Mr. Boyce was selected to serve on our Board of Directors because of his extensive experience in operations management, investment, and private equity across a spectrum from early stage to large cap companies.
Timothy Brown. Mr. Brown has served as a member of our Board of Directors since he co-founded our company in May 2015. Since January 2025, Mr. Brown has served as our Co-Founder and Brand Ambassador. From May 2023 through January 2025, Mr. Brown served as our Chief Innovation Officer, from October 2015 through May 2023, he served as our Co-Chief Executive Officer, and from May 2015 to October 2015, Mr. Brown served as our Chief Executive Officer. Prior to co-founding Allbirds, Mr. Brown served as Manager in the Innovation Strategy and Business Development Department at Redscout, a brand consulting firm, from March 2015 to August 2015. In 2010, Mr. Brown was Vice Captain of the New Zealand World Cup football team. Mr. Brown holds a B.S. in Design from the College of Design, Architecture, Art, and Planning at the University of Cincinnati and an M.Sc. in International Management from the London School of Economics and Political Science. Mr. Brown was selected to serve on our Board of Directors because of the perspective and experience he brings as our co-founder, former Chief Innovation Officer and former Co-Chief Executive Officer, as well as his management experience.
Ravi Thanawala. Mr. Thanawala has served as a member of our Board of Directors since September 2024. Mr. Thanawala was appointed Chief Financial Officer and President, North America of Papa John’s International in November 2025 after serving as Chief Financial Officer and EVP, International since September 2024. He also served as Chief Financial Officer since July 2023 and as Interim Chief Executive Officer from March 2024 to August 2024 of Papa John’s International. Previously, from October 2016 to July 2023, Mr. Thanawala held positions at Nike, Inc., including Chief Financial Officer of Nike North America, Global VP and CFO of the Converse brand and Global VP of Retail Excellence. Prior to his time at Nike, Inc., Mr. Thanawala spent eight years at ANN INC., holding progressively increasing responsibilities in finance and operations and eventually becoming CFO of the ANN INC. business, a subsidiary of Ascena Retail Group, Inc. Mr. Thanawala holds a B.S. from the NYU Stern School of Business.
EXECUTIVE OFFICERS
The following table identifies certain information about our executive officers as of March 30, 2026. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ann Mitchell	49	Chief Financial Officer
Joe Vernachio	61	President, Chief Executive Officer and Secretary
The biography of Mr. Vernachio is set forth in “Board of Directors” above.

Ann Mitchell. Ms. Mitchell has served as our Chief Financial Officer since April 2023. From June 2021 to March 2023, Ms. Mitchell served as the Vice President of Finance & Insights for Gymshark, a fitness apparel and accessories brand, manufacturer, and retailer, where she led the financial strategy for the North American region, oversaw the finance, analytics, and research functions, and was a senior member of the leadership team. Prior to Gymshark, Ms. Mitchell spent almost ten years (May 2011 to March 2021) with adidas, a global footwear and apparel company, where she served in progressively senior financial leadership roles. In her most recent role at adidas, she was the Senior Vice President of Finance (CFO) for adidas North America (August 2017 to March 2021), where she was a key member of the senior leadership team and was responsible for driving the strategic growth of the region. Her responsibilities included leading the finance, demand planning, accounting, and controlling functions. Ms. Mitchell holds a B.A. in Economics from the

University of Puget Sound and an M.B.A. and an M.Sc. in Finance from the University of Denver Daniels College of Business.
CORPORATE GOVERNANCE
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of such securities with the SEC. Based on a review of these reports as filed electronically with the SEC together with written representations by our executive officers and directors, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2025, except for one Form 4 in November 2025 for Ms. Hughes related to the initial equity award to her in accordance with the Company's Non-Employee Director Compensation Policy that was filed late due to an administrative process delay.
CODE OF ETHICS
The Company has adopted the Allbirds Code of Business Conduct and Ethics that applies to all officers, directors, and employees. The Code of Business Conduct and Ethics is available on the Company’s website at ir.allbirds.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and references to our website address herein are inactive textual references only. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.
CORPORATE GOVERNANCE GUIDELINES
Our Board of Directors has documented our governance practices by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection including diversity, board meetings, and involvement of senior management, performance evaluation of the Chief Executive Officer and succession planning, and board committees and compensation. The Corporate Governance Guidelines may be viewed on the Company’s website at ir.allbirds.com.
ANTI-HEDGING AND ANTI-PLEDGING POLICIES
Our insider trading policy and pledging policy limit the timing and types of transactions in Allbirds securities by executive officers, including our named executive officers, employees, and members of our Board of Directors. Specifically, (1) purchasing the Company’s common stock on margin or holding it in a margin account at any time; (2) hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds; (3) trading in derivative securities related to Company common stock, including publicly traded call and put options; and (4) short sales, are prohibited. Employees and members of our Board may not pledge the Company’s securities as collateral for a loan, subject to limited exceptions as described below. Executive officers may not, directly or indirectly, hold the Company’s securities in a margin account or otherwise pledge the Company’s securities as collateral for a loan without prior approval by the Compliance Officer. An executive officer wishing to pledge the Company’s securities as collateral for a loan or series of loans and clearly demonstrating the financial capacity to repay the loan(s) without resort to the pledged securities, and where the pledge represents no greater than 33% of all securities then held by the executive officer, may submit a request for pre-approval to the Compliance Officer, who will review the request and grant the exception if the Compliance Officer deems it to be in the best interest of the Company.
INSIDER TRADING POLICY
The Company adopted an Insider Trading Policy in September 2021 The Insider Trading policy governs the purchase, sale, and other disposition of securities by directors, officers, employees and the Company itself. This policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

There are no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, as described in the Company’s definitive Proxy Statement filed with the SEC on April 24, 2025.
COMMITTEES OF THE BOARD OF DIRECTORS
The Board has three committees: an Audit Committee, a Management Compensation and Leadership Committee, and a Sustainability, Nomination, and Governance Committee.
Audit Committee
The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is composed of three directors: Mr. Boyce, Mr. Levitan, and Mr. Thanawala. The chair of the Audit Committee is Mr. Thanawala. The Board has adopted a written Audit Committee charter that satisfies the applicable listing standards of Nasdaq and is available to stockholders on the Company’s website at ir.allbirds.com. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards, including pursuant to Rule 10A-3(b)(1) of the Exchange Act). The Board has also determined that Mr. Thanawala qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.
Management Compensation and Leadership Committee
The Management Compensation and Leadership Committee (“Compensation Committee”) is composed of two directors: Ms. Hughes and Mr. Levitan. The chair of the Compensation Committee is Mr. Levitan. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Board has adopted a written Compensation Committee charter that satisfies the applicable listing standards of Nasdaq and is available to stockholders on the Company’s website at ir.allbirds.com.
Sustainability, Nomination, and Governance Committee
The Sustainability, Nomination, and Governance Committee (the “SNG Committee”) is currently composed of two directors: Mr. Boyce and Ms. Hughes. The chair of the SNG Committee is Ms. Hughes. All members of the SNG Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Board has adopted a written SNG Committee charter that satisfies the applicable listing standards of Nasdaq and is available to stockholders on the Company’s website at ir.allbirds.com.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
For the fiscal year ended December 31, 2025, our named executive officers were:
•Ann Mitchell, Chief Financial Officer
•Joe Vernachio, President and Chief Executive Officer and former Chief Operating Officer
As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year-End” table below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” votes.

Summary Compensation Table
The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Joe Vernachio Chief Executive Officer and Former Chief Operating Officer(1)	2025	500,000	—	454,993	—	14,000(4)	968,993
	2024	471,154	131,923(3)	563,575	—	13,800(5)	1,180,452
Ann Mitchell Chief Financial Officer	2025	385,000	—	206,955	—	12,245(4)	604,200
	2024	383,077	60,335(3)	282,600	—	13,800(5)	739,812

1.In March 2024, Mr. Vernachio was appointed as President, Chief Executive Officer and Secretary of the Company.
2.Except as otherwise noted, amounts reported represent the aggregate grant date fair value of stock awards granted in the fiscal year ended December 31, 2025, measured pursuant to ASC 718, the basis for computing stock-based compensation in our financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the settlement of such stock awards or the sale of the Class A common stock issuable upon the settlement of such stock awards. In 2024, Mr. Vernachio was granted certain performance-based RSUs which vest, if at all, according to certain Company stock price targets. Please see the section titled “"Employment Agreements with our Named Executive Officers - Joe Vernachio” below for further information. The grant date fair value of these performance-based RSUs was calculated based on a Monte-Carlo simulation. The performance-based RSUs are subject to market and service conditions, and not performance conditions, as defined under ASC 718, and therefore have no maximum grant date fair values that differ from the grant date fair values presented in the table. The assumptions we used in valuing stock awards are described in Note 10 to our consolidated financial statements.
3.For Mr. Vernachio and Ms. Mitchell, amounts reported represent a discretionary bonus related to the fiscal year ended December 31, 2024. For additional detail, please see "Non-Equity Incentive Plan Compensation."
4.For Mr. Vernachio, amount reported represents $14,000 in company contributions under our 401(k) plan paid by the Company for the benefit of Mr. Vernachio. For Ms. Mitchell, amount reported represents $12,245 in company contributions under our 401(k) plan paid by the Company for the benefit of Ms. Mitchell.
5.For Mr. Vernachio, amount reported represents $13,800 in company contributions under our 401(k) plan paid by the Company for the benefit of Mr. Vernachio. For Ms. Mitchell, amount reported represents $13,800 in company contributions under our 401(k) plan paid by the Company for the benefit of Ms. Mitchell.
Narrative to the Summary Compensation Table
Annual Base Salary
Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. Our Board approved an annual base salary for Mr. Vernachio of $375,000, effective March 1, 2022, and in March 2024, we entered into a new offer letter with Mr. Vernachio in connection with his appointment as the Company's President and Chief Executive Officer entitling Mr. Vernachio to an initial annualized base salary of $500,000. Ms. Mitchell joined us in April 2023 and received an annualized base salary of $375,000 and in May 2024, the Compensation Committee approved an annualized base salary for Ms. Mitchell of $385,000.
Non-Equity Incentive Plan Compensation
In addition to base salaries, our executive officers are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined performance goals. For our fiscal year 2025, no bonus amounts were earned or paid to our named executive officers. For our fiscal year 2024, Mr. Vernachio, in connection with his role as President and Chief Executive Officer, the target bonus was 80% of his annual base salary with a maximum bonus opportunity of 160% of annual base salary, and for Ms. Mitchell, the target bonus was 45% of her annual base salary with a maximum bonus opportunity of 90% of annual base salary. The performance goals for our fiscal year ended December 31, 2024 focused on U.S. net revenue and adjusted EBITDA, with a weighting of 30% and 70% assigned to each target, respectively, and with a +/- 20% discretionary modifier based on delivering against sustainability goals and strategic transformation priorities. The amounts of any annual incentives earned are determined after the end of the year, based on the achievement of the designated corporate and individual performance objectives.
Subsequent to the year ended December 31, 2025, the Compensation Committee adopted the Executive Retention Plan.

The information regarding the Executive Retention Plan in Part II, Item 8, Note 16 is incorporated by reference into this Part III, Item 11.

Equity-Based Awards
Our equity-based incentive awards granted to our named executive officers are designed to align the interests of our named executive officers with those of our stockholders. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for performance.
Prior to our IPO, we granted equity awards pursuant to our 2015 Equity Incentive Plan (the “2015 Plan”), and following the closing of our IPO, we grant all equity awards pursuant to the 2021 Plan. Following the adoption of our 2021 Plan, no further grants were permitted to be made our 2015 Plan, though existing awards remain outstanding under the 2015 Plan and continue to vest in accordance with their terms.
2025 Grants
During the fiscal year ended December 31, 2025, we granted to Ms. Mitchell (i) an award of restricted stock unit awards (“RSUs”) under our 2021 plan covering 31,500 shares of our Class A common stock, and (ii) an award of PSUs (The “PSU Award”) covering 10,000 shares of our Class A common stock. The RSUs vest with respect to 1/12th of the shares on the three-month anniversary of the grant date, and with respect to the remaining shares subject to the RSUs, in 11 equal quarterly installments thereafter. The PSU Award will become eligible to vest upon the attainment of certain stock price goals.
During the fiscal year ended December 31, 2025, we granted to Mr. Vernachio (i) an award of restricted stock unit awards (“RSUs”) under our 2021 plan covering 63,955 shares of our Class A common stock, and (ii) an award of PSUs (The “PSU Award”) covering 27,409 shares of our Class A common stock. The RSUs vest with respect to 1/12th of the shares on the three-month anniversary of the grant date, and with respect to the remaining shares subject to the RSUs, in 11 equal quarterly installments thereafter. The PSU Award will become eligible to vest upon the attainment of certain stock price goals.
2024 Grants
During the fiscal year ended December 31, 2024, we granted annual restricted stock unit awards (“RSUs”) under our 2021 Plan to Ms. Mitchell covering 20,000 shares of our Class A common stock. One-twelfth of these RSUs vested on December 1, 2024, and the remaining RSUs vest in equal quarterly installments for the following three years, subject to continued service through the applicable vesting date.
In connection with Mr. Vernachio's appointment as President and Chief Executive Officer, in March 2024, the Board granted to Mr. Vernachio (i) an award of RSUs with a grant date value of $600,000, and (ii) an award of PSUs with a grant date value of $600,000 (the "PSU Award"). The RSUs vest with respect to 1/12th of the shares on the three-month anniversary of the grant date, and with respect to the remaining shares subject to the RSUs, in 11 equal quarterly installments thereafter. The PSU Award will become eligible to vest upon the attainment of certain stock price goals, see Section titled "Employment Agreements with our Named Executive Officers - Joe Vernachio" for details on the PSU Award.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2025.

		Option Awards(1)				Stock Awards(1)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price(2) ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested(12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(12)
Joe Vernachio	6/26/2021(3)	2,373	0	87.78(17)	6/25/2031	—	—	—	—
	6/26/2021(3)	18,878	0	87.80(17)	6/25/2031	—	—	—	—
	8/16/2023(4)	—	—	—	—	4,167	17,085	—	—
	3/15/2024(5)	—	—	—	—	13,643	55,936	—	—
	3/15/2024(6)	—	—	—	—	—	—	16,371(6)	67,123(6)
	4/18/2025(7)	—	—	—	—	42,637	174,812	—	—
	4/18/2025(6)	—	—	—	—	—	—	27,409(6)	112,377(6)
Ann Mitchell	5/1/2023(8)	55,000	25,000	25.00	5/1/2033	—	—	—	—
	5/1/2023(9)	—	—	—	—	25,856	180,216	—	—
	9/1/2024(10)	—	—	—	—	10,000	41,000	—	—
	3/1/2025(11)	—	—	—	—	14,334	127,788	—	—
	3/1/2025(6)	—	—	—	—	—	—	10,000(6)	41,000(6)

(1)With the exception of Mr. Vernachio's options award on June 26, 2021, which was granted under the 2015 Plan, all other option awards listed in the table were granted under our 2021 Plan; all of the RSUs and PSUs listed in the table were granted under our 2021 Plan. Certain of the equity awards are subject to vesting acceleration as described under “—Potential Payments upon Termination or Change in Control.” Option awards granted under our 2021 Plan and 2015 Plan are exercisable for our Class A common stock and Class B common stock, respectively.
(2)All of the option awards listed in the table were granted with a per share exercise price equal to or above the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board of Directors; option awards that have been repriced have a per share fair market value that was equal to the closing market price of our Class A common stock on May 20, 2022, the repricing date.
(3)One-fourth of the shares subject to this option vested on June 1, 2022, and the remainder of the shares vest in 36 equal monthly installments thereafter, subject to the holder’s continuous service with us.
(4)One-twelfth of the restricted stock units vested on September 1, 2023, and the remainder of the shares vest in 12 successive equal quarterly installments thereafter, subject to the holder’s continuous service with us.
(5)One-twelfth of the restricted stock units vested on June 1, 2024, and 1/12 of the RSUs vest in equal quarterly installment thereafter, subject to the holder's continuous service with us.
(6)The number and market value of the PSUs that vest based upon the achievement of certain Company stock price targets during specified measurement periods reflect threshold performance. The actual numbers of shares that will be distributed with respect to the PSUs are not yet determinable.
(7)One-twelfth of the restricted stock units vested on June 30, 2025, and 1/12 of the RSUs vest in equal quarterly installment thereafter, subject to the holder's continuous service with us.
(8)One-fourth of the shares subject to this option vested on June 1, 2024, and the remainder of the shares vest in 12 successive equal quarterly installments thereafter, subject to the holder’s continuous service with us.
(9)One-fourth of the restricted stock units vested on June 1, 2024, and the remainder of the shares vest in 12 successive equal quarterly installments thereafter, subject to the holder’s continuous service with us.
(10)One-twelfth of the restricted stock units vested on September 1, 2024, and the remainder of the shares vest in 12 successive equal quarterly installments thereafter, subject to the holder’s continuous service with us.
(11)One-twelfth of the restricted stock units vested on June 1, 2025, and the remainder of the shares vest in 12 successive equal quarterly installments thereafter, subject to the holder’s continuous service with us.
(12)The market value of our Class A common stock is based on the closing price of our Class A common stock on the Nasdaq Global Select Market on December 31, 2025, which was $4.10.
Health and Welfare, Retirement Benefits, and Perquisites
Health and Welfare
All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability, and life insurance plans, in each case on the same basis as all of our other employees.
401(k) Plan

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.
Perquisites
In general, we do not offer perquisites to our named executive officers.
Employment Agreements with our Named Executive Officers
Each of our named executive officers is employed at-will. We have entered into offer letter agreements with Ms. Mitchell and Mr. Vernachio, the material terms of which are summarized below. In addition, each of our named executive officers has executed our standard form of confidential information and inventions assignment agreement and may become eligible for severance or change in control benefits under our Severance and Change in Control Plan, as described below under “—Potential Payments upon Termination or Change in Control.”
Ann Mitchell
In March 2023, we entered into an offer letter with Ms. Mitchell that governs the terms of her current employment with us. Pursuant to the offer letter, Ms. Mitchel is entitled to an initial annual base salary of $375,000, which is subject to adjustment at the discretion of our Board, and an annual bonus of up to 80% of her annual base salary with a target equal to 40% of her annual base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board.
In connection with the start of her employment with us, our Board granted Ms. Mitchell an option to purchase 80,000 shares of our Class A common stock with an exercise price of $1.25 and a RSU award of 41,368 shares of our Class A common stock, both subject to the terms of our 2021 Plan and an applicable award agreement. The options vest with respect to 25% of the shares subject to the option on June 1, 2024, and with respect to the remaining shares subject to the option, in 12 equal quarterly installments thereafter. The RSUs vest with respect to 25% of the shares subject to the RSUs on June 1, 2024, and with respect to the remaining shares subject to the RSUs, in 12 equal quarterly installments thereafter.
Pursuant to Ms. Mitchell’s offer letter, she received a one-time, signing bonus equal to $12,000 and up to $10,000 in reimbursable relocation expenses.
Joe Vernachio
In May 2021, we entered into an offer letter with Mr. Vernachio that previously governed the terms of his employment with us (the "2021 offer letter"). Pursuant to the 2021 offer letter, Mr. Vernachio was entitled to an initial annual base salary of $350,000, which was subject to adjustment at the discretion of our Board, and an annual bonus of up to 70% of his annual base salary with a target equal to 35% of his annual base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board. Mr. Vernachio’s annual bonus target for 2023 was increased by the Compensation Committee to a target bonus equal to 45% of his annual base salary and a maximum of 90% of his annual base salary.
In connection with the start of his employment with us, our Board granted Mr. Vernachio an option to purchase 21,251 shares of our Class B common stock with an exercise price of $168.60 per share, pursuant to the terms of our 2015 Plan and an applicable stock option agreement. The options vested with respect to 25% of the shares subject to the option on June 1, 2022, and with respect to the remaining shares subject to the option, in equal monthly installments thereafter for a 36-month period. The options were repriced in May 2022 on a one-for-one basis to $87.80 per share.
In addition, under the terms of Mr. Vernachio’s 2021 offer letter, his option grant provided for in the 2021 offer letter will vest in full if, within 30 days before the execution of a definitive agreement providing for a change in control (as defined in the 2015 Plan) or 12 months following a change in control, his employment with us is terminated without cause (as defined in the 2021 offer letter) or he terminates his employment for good reason (as defined in the 2021 offer letter), and such separation is not a result of his death or disability.
In March 2024, we entered into a new offer letter with Mr. Vernachio that governs his new role as the Company's President and Chief Executive Officer (the "2024 offer letter"). Pursuant to the 2024 offer letter, Mr. Vernachio is entitled to an initial annual base salary of $500,000, which is subject to adjustment at the discretion of our Board, and an annual bonus with a target equal to 80% of his annual base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board.
In connection with his appointment, our Board granted to Mr. Vernachio (i) an award of RSUs with a grant date value of $600,000, and (ii) an award of PSUs with a grant date value of $600,000 (the "PSU Award"). The RSUs vest with respect to 1/12th of the shares on the three-month anniversary of the grant date, and with respect to the remaining shares subject to the RSUs, in 11 equal quarterly installments thereafter.
The PSU Award will become eligible to vest upon the attainment of certain stock price goals, as described below. None of the PSUs vest purely based on continued employment. The dollar value of the PSU Award will be converted into a number of Shares of Common Stock by dividing (i) the value of the PSU Award, by (ii) the average closing price of Shares on the Nasdaq Stock Market for the 30 trading days immediately prior to the Grant Date.
The PSUs are eligible to vest based on the Company’s stock price performance over a three-year performance period beginning on March 15, 2024 (the “Grant Date”) and ending March 15, 2027. The PSUs are divided into two tranches. Each tranche is eligible to vest based on the achievement of a stock price goal (each, a “Company Stock Price Target”), measured based on the average of the closing prices of the Common Stock over a consecutive 30 trading day period during the performance period as set forth below. This measurement period is designed to reward Mr. Vernachio only if the Company achieves sustained growth in the Company’s stock price.
The following table shows a summary of each tranche, including the percentage of PSUs eligible to vest per tranche and the applicable Company Stock Price Target.

Tranche	Company Stock Price Target	Percentage of PSUs eligible to vest
1	$40.00	50% of PSUs
2	$60.00	50% of PSUs
Upon achievement of a Company Stock Price Target, the PSUs in the applicable tranche will vest 50% upon the certification of achievement by the Management Compensation and Leadership Committee of the Board and 50% on the one year anniversary of such certification, subject in each case to Mr. Vernachio’s continued service as CEO through the applicable vesting date.
If the average closing price of the Common Stock fails to reach the Company Stock Price Target for a particular tranche of the PSUs over a consecutive 30 trading day period during the performance period, or if Mr. Vernachio terminates service to the Company as CEO before achieving the Company Stock Price Target, no portion of that tranche will vest and unearned shares are forfeited. The Company Stock Price Targets and number of Shares underlying the PSUs will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar event under the Company’s 2021 Equity Incentive Plan.
In the event of a change in control (as such term is defined in the Company’s 2021 Equity Incentive Plan) of the Company before the end of the performance period, the price in the change in control will be used to determine performance versus the Company Stock Price Targets for each tranche. For each tranche, if the change in control price exceeds the respective tranche’s Company Stock Price Target, all PSUs subject to that tranche shall be earned. PSUs earned based on the change in control price will vest immediately prior to the closing of the change in control and any unearned PSUs will be forfeited.
Potential Payments upon Termination or Change in Control
Each of our named executive officers is eligible to participate in our Severance and Change in Control Plan (the “Severance Plan”) as described immediately below, and each of our named executive officers entered into a Severance Plan participation agreement.
Pursuant to our Severance Plan and an applicable participation agreement thereunder, each of our named executive officers would be eligible to receive certain benefits in the event such officer is involuntarily terminated by us without cause (excluding an involuntary termination due to death or disability) or voluntarily resigns for good reason (as each such term is defined in the Severance Plan) (such termination referred to as a “covered termination”), and enhanced benefits in the event that such covered termination occurs during the period commencing three months prior to, and ending 12 months following, the closing of a change in control (as defined in the 2021 Plan). Such benefits are contingent on the officer’s execution and non-revocation of a general release of claims in favor of the company and certain related parties, unless otherwise stated, and satisfaction of other terms and conditions as described in the Severance Plan and the applicable participation agreement. Any eligibility for benefits under the Severance Plan supersedes and replaces any other plan, policy or practice providing for severance benefits to which an officer may have otherwise been previously entitled.
If such covered termination occurs prior to (i) the officer’s completion of 12 months of continuous service with us and (ii) a change in control, he will be eligible to receive a cash payment in an amount equal to six months of his annual base salary and continuation of health benefits for himself and his eligible dependents under COBRA (or an equivalent taxable cash amount) for up to six months.
If such covered termination occurs during the period commencing three months prior to, and ending 12 months following, the closing of a change in control, each officer will instead be eligible to receive a lump-sum cash payment equal to the sum of (i) 12 months of the officer’s then-current base salary (without giving effect to any reduction triggering good reason), (ii) a prorated portion of such officer’s target bonus for the year in which the covered termination occurs, assuming that any articulated performance goals are achieved at 100% of target, and (iii) continuation of health benefits for the officer and his eligible dependents under COBRA (or an equivalent taxable cash amount) for up to 12 months following the covered termination. Further, the vesting and exercisability of each equity award held by such officer that is subject to time-based vesting shall become fully vested (and, if applicable, fully exercisable); any equity awards subject to performance-vesting shall vest and become exercisable according to the terms of such individual award agreements.
In addition, if, in connection with our change in control, the succeeding or acquiring entity does not assume or continue any outstanding, unvested equity award, and such officer’s continuing employment has not terminated as of immediately prior to the effective time of such change in control, all such equity awards will become fully vested (and, as applicable, fully exercisable), subject to consummation of the change in control transaction, with performance-based awards accelerating as if achieved at 100% of the target level. Such acceleration does not require a covered termination.
Clawback Policy
In 2023, Nasdaq adopted new listing standards addressing policy requirements for the mandatory recovery of executive incentive-based compensation by issuers with securities listed on the exchange. Following the adoption of these Nasdaq listing standards, the Board approved and adopted the Allbirds, Inc. Incentive Compensation Recoupment Policy, which adheres to the listing standards of the Nasdaq and the rules of the SEC. In the event the Company is required to prepare an accounting restatement, the policy provides for the mandatory recovery of erroneously awarded incentive-based compensation received by current or former executive officers during the coverage period to the extent that compensation was based on the attainment of a financial reporting measure. Under the policy, the Compensation Committee will require recoupment if it determines that incentive-based compensation received by an executive exceeds the amount of incentive-based compensation that otherwise would have been received, had it been calculated based on the restated amounts.
Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy or practice with respect to the timing of our equity award grants, the Board has historically granted such awards on a predetermined annual schedule. In fiscal 2025, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

NON-EMPLOYEE DIRECTOR COMPENSATION
Our Board of Directors adopted a Non-Employee Director Compensation Policy effective November 2, 2021 (the “Effective Date”), which provides for the following compensation to directors who are not also serving as an employee or consultant to us (each such member, a “Non-Employee Director"):
Annual Cash Compensation
1.Annual Board Service Retainer:
a.All Non-Employee Directors: $50,000
b.Lead Director Retainer (in addition to Non-Employee Director Service Retainer): $15,000
2.Annual Committee Chair Service Retainer:
a.Chair of the Audit Committee: $20,000
b.Chair of the Management Compensation and Leadership Committee: $15,000
c.Chair of the Sustainability, Nomination and Governance Committee: $10,000

3.Annual Committee Member Service Retainer (not applicable to Committee Chairs):
a.Member of the Audit Committee: $10,000
b.Member of the Management Compensation and Leadership Committee: $7,500
c.Member of the Sustainability, Nomination and Governance Committee: $5,000
Equity Compensation
In addition to cash compensation, each Non-Employee Director is eligible to receive restricted stock unit awards granted under our 2021 Equity Incentive Plan (the “2021 Plan”), which provides, among other things, that the aggregate value of all compensation granted or paid, as applicable, to any individual for service as a Non-Employee Director with respect to any calendar year, including awards granted and cash fees paid by us to such Non-Employee Director, will not exceed (1) $750,000 in total value or (2) in the event such Non-Employee Director is first appointed or elected to our Board of Directors during such calendar year, $1,000,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.
Initial Grant. Each new Non-Employee Director elected or appointed to our Board of Directors after the Effective Date will be granted an initial, one-time restricted stock unit award with a grant date fair value of $200,000, which will vest in three equal annual installments such that the initial award will be fully vested on the third anniversary of the grant date, subject to the Non-Employee Director’s continuous service through each vesting date.
Annual Awards. On the date of each annual stockholder meeting of the Company held after the Effective Date, each Non-Employee Director who continues to serve as a non-employee member of the Board of Directors following such stockholder meeting (excluding any Non-Employee Director who is first appointed to or elected by the Board of Directors at such meeting) will be granted a restricted stock unit award with a grant date fair value of $150,000, which will vest on the earlier to occur of the first anniversary of the grant date and the date of the Company’s next annual stockholder meeting, subject to the Non-Employee Director’s continuous service through each vesting date. With respect to a Non-Employee Director who, following the Effective Date, is first elected or appointed to the Board on a date other than the date of the Company’s annual stockholder meeting and who has served for fewer than six months prior to the date of the next occurring annual stockholder meeting, such Non-Employee Director’s first annual grant will be pro-rated to reflect the time between such Non-Employee Director’s election or appointment date and the date of such first annual stockholder meeting.
In May 2024, the Compensation Committee approved a reduction in the 2024 annual restricted stock unit award from a grant date fair value of $150,000 to 3,000 restricted stock units, which was equivalent to a grant date fair value of $32,202.

In May 2025, the Compensation Committee approved an annual restricted stock unit award of 6,200 restricted stock units, which was equivalent to a grant date fair value of $55,800.
Change in Control. Annual awards granted under the policy vest in full upon a Change in Control (as defined in the 2021 Plan), subject to the Non-Employee Director’s continuous service through such date.
A Non-Employee Director may decline all or any portion of such Non-Employee Director’s compensation by giving notice to us prior to the date cash may be paid or equity awards are to be granted, as the case may be.
Reimbursement of Expenses
In addition to the compensation outlined above, we will reimburse each Non-Employee Director for expenses incurred, if any, for attendance at each regular or special meeting of the Board of Directors and at any meeting of a committee of the Board, as well as for other reasonable expenses incurred with respect to duties as a member of the Board or any committee thereof.
Director Compensation for Fiscal Year 2025
The following table sets forth information regarding the compensation earned or paid to our directors during the fiscal year ended December 31, 2025, other than for Joe Vernachio, our President and Chief Executive Officer, whom is also a member of our Board of Directors but did not receive any additional compensation for service as a director. The compensation of Mr. Vernachio as a named executive officer is set forth below under “Executive Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Other	Total ($)
Lily Yan Hughes(2)	11,250	200,000	—	211,250
Dan Levitan	75,000	55,800	—	130,800
Joseph Zwillinger	50,000	55,800	—	105800
Dick Boyce	80,000	55,800	—	135,800
Timothy Brown(3)	—	—	100,000	100,000
Ravi Thanawala(4)	90,000	55,800	—	125,800

(1)    The amounts reported in this column do not reflect dollar amounts actually received by the director. Instead, the amounts represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718"), the basis for computing stock-based compensation in our financial statements. This calculation assumes that the Non-Employee Director will perform the requisite service for the award to vest in full as required by SEC rules. These amounts do not reflect the actual economic value that will be realized by the Non-Employee Director upon the settlement of such stock awards or the sale of the Class A common stock issuable upon the settlement of such stock awards. The assumptions we used in valuing stock awards are described in Note 2 to our consolidated financial statements.
(2)    Ms. Hughes joined the Board in October 2025 and the fees earned or paid in cash reflects the pro rata amount earned in 2025.
(3) During the fiscal year ended December 31, 2025, Mr. Brown was employed by the Company as Co-founder & Brand Ambassador, a non-executive role.
(4) The amount reported includes a $20,000 one-time cash stipend approved by the Management Leadership and Compensation Committee on May 20, 2025 related to additional responsibilities assumed throughout the year.

The following table sets forth Class A and Class B common stock underlying outstanding stock options held by our directors and unvested restricted stock unit awards held as of December 31, 2024 by each director who was serving as of December 31, 2024, except for Joseph Zwillinger, our former President and Chief Executive Officer, and for Joe Vernachio, our President and Chief Executive Officer, each of whose outstanding equity is disclosed under the “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End."

Name	Option Awards Outstanding at Fiscal Year End (#)	Outstanding Restricted Stock Units at Fiscal Year End (#)
Lily Yan Hughes	—	22,222
Dan Levitan	—	6,200
Joseph Zwillinger	—	6,200
Dick Boyce	—	6,200
Timothy Brown	76,810(1)	—
Ravi Thanawala	—	11,757

(1)    Mr. Brown's option awards outstanding at fiscal year end are comprised of (1) 45,559 options exercisable for our Class A common stock and (2) 31,251 options exercisable for our Class B common stock.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of February 28, 2026. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders:

Plan Category	Class of Common Stock	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity plans approved by stockholders	Class A	220,342	$55.17	761,859(4)(5)
	Class B(2)	316,542	$82.03	—
Equity plans not approved by stockholders		—	—	—

(1)Includes the 2021 Plan but does not include future rights to purchase Class A common stock under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which depend on a number of factors described in our 2021 ESPP and will not be determined until the end of the applicable purchase period.
(2)Includes the 2015 Plan.
(3)The weighted-average exercise price excludes any outstanding restricted stock units, which have no exercise price.
(4)Includes the 2021 Plan and 2021 ESPP. Stock options, restricted stock units, or other stock awards granted under the 2015 Plan that are forfeited, terminated, expired, or repurchased become available for issuance under the 2021 Plan. Following the adoption of the 2021 Plan, no additional stock awards have been or will be granted under the 2015 Plan.
(5)The 2021 Plan provides that the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our Board of Directors may determine that the increase for such year will be a lesser number of shares. In addition, the 2021 ESPP provides that the number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 142,500 shares, except that, before the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Accordingly, on January 1, 2026 the number of shares of Class A common stock available for issuance under the 2021 Plan and the 2021 ESPP remained flat, pursuant to these provisions.
SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2026 by:
•each person or group of affiliated persons known by us to beneficially own greater than 5% of our Class A or Class B common stock;
•each of our named executive officers and directors; and
•all directors and officers as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 6,167,752 shares of Class A common stock and 2,540,381 shares of Class B common stock outstanding as of February 28, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or restricted stock unit awards that would vest based on service-based vesting conditions within 60 days of February 28, 2026. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Allbirds, Inc., 530 Washington Street, San Francisco, CA 94111.

	Class A Common Stock		Class B Common Stock		% of Total Voting Power†
Name	Shares	%	Shares	%
5% Stockholders
Entities affiliated with Maveron(1)	—	—	841,216	33.1	26.6
Entities affiliated with Fidelity(2)	824,863	13.4	—	—	2.6
Entities affiliated with Ghost Angel LLC(3)	320,000	5.2	—	—	1.0
Named Executive Officers and Directors
Joseph Zwillinger(4)	42,710	*	640,548	24.3	19.8
Timothy Brown(5)	—	—	697,797	27.1	21.9
Ann Mitchell(6)	94,002	1.5	—	—	*
Joe Vernachio(7)	58,916	1.0	21251	*	*
Dick Boyce(8)	7,454	*	92,502	3.6	3.0
Dan Levitan(9)	17,454	*	841,216	33.1	26.6
Ravi Thanawala(10)	2,777	*	—	—	—
Lily Yan Hughes	—	—	—	—	—
All directors and executive officers as a group (8 persons)(11)	223,313	3.6	2,293,314	89.0	72.5

*    Less than one percent.
†    Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to 10 votes per share. The Class A common stock and Class B common stock vote together on all matters (including the election of directors) submitted to a vote of stockholders, except under limited circumstances.
(1)Based solely on Schedule 13G/A filed on February 10, 2023 by entities associated with Maveron. Consists as of December 31, 2022 of (a) 579,367 shares of Class B common stock held by Maveron Equity Partners V, L.P. (“Maveron Equity Partners V”), (b) 189,936 shares of Class B common stock held by MEP Associates V, L.P. (“MEP Associates V”), and (c) 71,913 shares of Class B common stock held by Maveron V Entrepreneurs’ Fund, L.P. (“Maveron V Entrepreneurs”). Maveron General Partner V, LLC (“Maveron General Partner V”) is the general partner of each of

Maveron Equity Partners V, MEP Associates V, and Maveron V Entrepreneurs. Dan Levitan, Jason Stoffer, and David Wu are the managing members of Maveron General Partner V and share voting and investment power over the shares held by Maveron Equity Partners V, MEP Associates V, and Maveron V Entrepreneurs. The address for each person and entity listed above is c/o Maveron LLC, 411 1st Avenue South, Suite 600, Seattle, Washington 98104.
(2)Based solely on Schedule 13G filed on August 6, 2025 by FMR LLC and Abigail P. Johnson. FMR LLC has the sole voting power with respect to 727,514 shares of Class A common stock and sole dispositive power with respect to 727,514 shares of Class A common stock. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address for each person and entity listed above is 245 Summer Street, Boston, Massachusetts 02210.
(3)Based solely on Schedule 13G filed on May 1, 2025 by Ghost Angel LLC and Adam Parker Draper is the managing member and has the sole voting power with respect to 320,000 shares of Class A common stock help by Ghost Angel LLC. The address for each person and entity listed above is 55 East 3rd Avenue, San Mateo, California, 94401.
(4)Consists of (a) 546,797 shares of Class B common stock held by Joseph Z. Zwillinger and Elizabeth L. Zwillinger, as Trustees of the Twin Wolves Revocable Trust under Revocable Trust Agreement dated September 27, 2017, of which Mr. Zwillinger is co-trustee and shares voting and investment power over such shares, (b) 93,751 shares of Class B common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026, and (c) 42,710 shares of Class A common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026.
(5)Consists of (a) 666,546 shares of Class B common stock held by Timothy O. Brown and Lindsay T. Brown, as Trustees of the Grenadier Trust Under Revocable Trust Agreement Dated January 22, 2018, of which Mr. Brown is co-trustee and shares voting and investment power over such shares and (b) 31,251 shares of Class B common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026.
(6)Consists of (a) 32,958 shares of Class A common stock, (b) 55,000 shares of Class A common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026 and (c) 6,044 Class A restricted stock units that vest within 60 days of February 28, 2026.
(7)Consists of (a) 48,774 shares of Class A common stock, (b) 21,251 shares of Class B common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026 and (c) 10,142 Class A restricted stock units that vest within 60 days of February 28, 2026.
(8)Consists of (a) 7,454 shares of Class A common stock and (b) 92,502 shares of Class B common stock.
(9)Consists of (a) 17,454 shares of Class A common stock and (b) 841,216 shares of Class B common stock held by Maveron Equity Partners V, MEP Associates V, and Maveron V Entrepreneurs.
(10)Consists of 2,777 shares of Class A common stock.
(11)Consists of (a) 109,417 shares of Class A common stock, (b) 97,710 shares of Class A common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026, (c) 16,186 Class A restricted stock units that vest within 60 days of February 28, 2026. (d) 2,147,061 shares of Class B common stock, (e) 146,253 shares of Class B common stock issuable upon the exercise of stock options that were exercisable within 60 days of February 28, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

RELATED PERSON TRANSACTIONS POLICY AND PROCEDURES

In November 2021 in connection with our IPO, our Board of Directors adopted a written Related Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration, and approval or ratification of “related persons transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to be director of the Company, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity in which such person is an executive officer, partner, or principal or holds a similar control position or in which such person has a 5% or greater beneficial ownership interest.

Under the policy, in the event that the Company proposes to enter into, or materially amend, a related person transaction, management of the Company shall present such related person transaction to the Audit Committee for review, consideration, and approval or ratification. The presentation shall include, to the extent reasonably available, a description of (a) all of the parties thereto, (b) the interests, direct or indirect, of any related person in the transaction in sufficient detail so as to enable the Audit Committee to fully assess such interests, (c) a description of the purpose of the transaction, (d) all of the material facts of the proposed related person transaction, including the proposed aggregate value of such transaction, or, in the case of indebtedness, that amount of principal that would be involved, (e) the benefits to the Company of the proposed related person transaction, (f) if applicable, the availability of other sources of comparable products or services, (g) an assessment of whether the proposed related person transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to employees generally, and (h) management’s recommendation with respect to the proposed related person transaction. In the event the Audit Committee is asked to consider whether to ratify an ongoing related person transaction, in addition to the information identified above, the presentation shall include a description of the extent of work performed and remaining to be performed in connection with the transaction and an assessment of the potential risks and costs of termination of the transaction, and where appropriate, the possibility of modification of the transaction.

To identify related person transactions in advance, the Company relies on information supplied by its executive officers, directors, and certain significant stockholders. In considering related person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs, and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director, or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has a direct or indirect material interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. If, however, a proposed related person transaction arises in which all directors are deemed to have a direct or indirect material interest in the transaction, the interested directors may participate in the consideration and approval of the proposed related person transaction. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

CERTAIN RELATED PERSON TRANSACTIONS

The following is a summary of transactions since January 1, 2025 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Employment of an Immediate Family Member

The son of Dick Boyce, a member of our Board of Directors, is currently employed by us and has been employed by us since January 1, 2018. He does not share a household with Mr. Boyce and is not one of our executive officers. In 2025, his salary was between $200,000 and $250,000 and he earned bonuses between $20,000 and $30,000. His current salary is between $50,000 and $75,000. He participates in compensation and incentive plans or arrangements on the same basis as similarly situated employees.

Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement with certain holders of our Class A common stock and Class B common stock, including (1) entities affiliated with Messrs. Zwillinger and Brown, our co-founders and members of our Board of Directors and (2) entities affiliated with Maveron, a holder of greater than 5% of our Class B common stock and affiliate of Mr. Levitan, a member of our Board of Directors, that provided or provides such holders with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing subject to certain limitations. This agreement terminated upon the completion of our IPO, except with respect to registration rights. Each holder’s registration rights terminate upon the earliest to occur of (a) a deemed liquidation event as defined in our certificate of incorporation, (b) such time as Rule 144 or another similar exemption under the Securities Act is available for the sale of all of such holder’s shares without limitation during a three month period without registration (assuming the Company is in compliance with the current public information required under Rule 144(c)(1)), and (c) the fifth anniversary of the IPO.

INDEMNIFICATION

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and Bylaws also provide our Board of Directors with discretion to indemnify our employees and other agents when determined appropriate by our Board. The Company has also entered into indemnity agreements with each of our directors and executive officers, which requires us to indemnify them.

INFORMATION REGARDING THE BOARD OF DIRECTORS

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Consistent with these considerations, based on all the relevant facts and circumstances, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Boyce, Ms. Hughes, Mr. Levitan, and Mr. Thanawala. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq listing standards.

INDEPENDENCE OF THE COMMITTEES OF THE BOARD OF DIRECTORS

The Audit Committee is composed of three directors: Mr. Boyce, Mr. Levitan, and Mr. Thanawala. The chair of the Audit Committee is Mr. Thanawala. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards, including pursuant to Rule 10A-3(b)(1) of the Exchange Act). The Board has also determined that Mr. Thanawala qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

The Management Compensation and Leadership Committee is composed of two directors: Ms. Hughes and Mr. Levitan. The chair of the Compensation Committee is Mr. Levitan. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards).

The Sustainability, Nomination, and Governance Committee is currently composed of two directors: Mr. Boyce and Ms. Hughes. The chair of the SNG Committee is Ms. Hughes. All members of the SNG Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards).

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and December 31, 2024, by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

	Fiscal Year Ended
Fee Category	2025	2024
	(in thousands)
Audit Fees(1)	$1,542	$1,273
All Other Fees(2)	$2	$2
Total Fees	$1,544	$1,275

(1)Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and statutory and regulatory filings or engagements.
(2) All other fees consist of a subscription to the Deloitte Accounting Research Tool.

All fees described above were pre-approved by the Audit Committee.
PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Deloitte & Touche LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-259188	4.1	September 15, 2021
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 22, 2020.	S-1	333-259188	10.1	August 31, 2021
4.3	Description of Securities.	10-K	001-40963	4.2	March 16, 2022
10.1#	Allbirds, Inc. 2015 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-259188	10.2	August 31, 2021
10.2#	Allbirds, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259188	10.3	October 25, 2021
10.3#	Allbirds, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40963	10.2	December 7, 2021
10.4#	Form of indemnification agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-259188	10.5	August 31, 2021
10.5#	Allbirds, Inc. Severance and Change in Control Plan and form of participation agreement thereunder.	S-1/A	333-259188	10.11	October 25, 2021
10.6#*	Non-Employee Director Compensation Policy.
10.7#	Offer Letter by and between the Registrant and Ann Mitchell.	10-Q	001-40963	10.1	May 10, 2023
10.8#	Offer Letter by and between the Registrant and Joe Vernachio.	8-K	001-40963	10.1	March 12, 2024
10.9#	Transition and Special Advisor Agreement between Allbirds, Inc. and Joseph Zwillinger, dated March 8, 2024	8-K	001-40963	10.2	March 12, 2024

10.10	Standard Lease Agreement, by and between the Registrant and Eclipse Champagne Building, LLC, dated December 17, 2018, as amended by First Lease Amendment, dated June 26, 2019.	S-1	333-259188	10.10	August 31, 2021
10.11	Sales Agreement, dated June 30, 2025, by and between the Registrant and TD Securities (USA) LLC.	S-3	333-288434	1.2	June 30, 2025
10.12	Credit Agreement, dated June 30, 2025, by and among the Company, Second Avenue Capital Partners LLC, and the Lending Parties named therein.	8-K	001-40963	10.1	July 1, 2025
19.1	Insider Trading Policy	10-K	001-40963	19.1	March 12, 2025
21.1	List of Subsidiaries of the Registrant.	S-1/A	333-259188	21.1	September 27, 2021
23.1*	Consent of Deloitte & Touche LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Allbirds, Inc. Clawback Policy	10-K	001-40963	97.1	March 12, 2025
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: March 30, 2026	By:	/s/ Joe Vernachio
Joe Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Ann Mitchell
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joe Vernachio	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
Joe Vernachio

/s/ Ann Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Ann Mitchell

/s/ Joseph Zwillinger	Director	March 30, 2026
Joseph Zwillinger

/s/ Dick Boyce	Director	March 30, 2026
Dick Boyce

/s/ Timothy Brown	Director and Brand Ambassador	March 30, 2026
Timothy Brown

/s/ Ravi Thanawala	Director	March 30, 2026
Ravi Thanawala

/s/ Lily Yan Hughes	Director	March 30, 2026
Lily Yan Hughes

/s/ Dan Levitan	Director	March 30, 2026
Dan Levitan