Form 10-Q
period 2026-03-31
Allbirds, Inc.
filed 2026-05-15
CIK 1653909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2026, the number of shares of the registrant’s Class A common stock outstanding was 6,274,827 and the number of shares of the registrant’s Class B common stock outstanding was 2,531,224.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding or implying the Company’s expectations and intentions regarding: our future results of operations, financial condition, business strategy and plans, the completion or effects of the Asset Sale, making the Asset Sale Dividend to stockholders and the timing and amount thereof, efforts related to our anticipated Electronics Infrastructure Business, efforts related to liquidity (including use of existing debt and equity facilities, supplemental debt and equity financing opportunities, and strategic transactions we may pursue), effects of the convertible note Facility, sustainability related efforts, market growth, business models, objectives of management for future operations, and statements regarding the benefits and timing of the roll-out of new products and technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Allbirds” refer to Allbirds, Inc. and its subsidiaries. The Allbirds design logo, “Allbirds,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Allbirds, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, we
i

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

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025, with respect to the risks associated with our historical footwear business, and “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, with respect to the Asset Sale, our anticipated Electronics Infrastructure Business and related matters. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:
Risks Associated with our Historical Footwear Business (as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025)
•We have incurred significant net losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
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
Risks Associated with Our Post-Asset Sale Business (as more fully described in and “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q)
•The Asset Sale may not be completed on the anticipated timeline or at all.
•Any delay in the Asset Sale could materially impair our liquidity and ability to pay the Asset Sale Dividend.
•The net proceeds from the Asset Sale are uncertain and may be materially less than expected.

•If the Asset Sale is not completed, we may be left operating a legacy business that we have described as unsustainable and loss-making. In that circumstance, we may have significantly fewer strategic alternatives, may need financing on unfavorable terms or may be required to declare bankruptcy.
•We may face securities litigation, derivative claims, books-and-records demands, fiduciary duty claims, appraisal-related claims, regulatory inquiries and other proceedings, any of which could delay the Asset Sale, increase costs, reduce funds available for distribution and impair our ability to pursue the post-closing business.
•Even if the Asset Sale closes, we may not be able to establish a viable continuing business in our anticipated Electronics Infrastructure Business.
•We have no operating history as a company in the Electronics Infrastructure Business and our new business plan is speculative, unproven and subject to change.
•Following the Asset Sale, we will have sold the assets of our historical business and will be operating a fundamentally different business. We will need to build or expand personnel, systems, controls, processes, customer relationships, vendor relationships, branding, market positioning and operating capabilities for a new industry.
•The Electronics Infrastructure Business may never generate meaningful revenue, achieve profitability or produce positive cash flow. The business may require substantial capital expenditures, operating expenses and management attention before generating material revenue, if it generates revenue at all.
•The Electronics Infrastructure Business will compete against larger, more experienced and better-capitalized companies and our limited resources may materially impair our ability to compete or execute our business plan.
•Only $5.25 million of the contemplated Facility is committed, and the remaining $44.75 million is solely at the option of the holders of the Convertible Notes. Stockholders should not assume that any additional tranches will be funded. Without funding beyond the initial committed amount, we may lack the capital necessary to purchase Electronics Assets, develop operations or pursue our business plan, and we may run out of cash.
•Rights granted to holders of the Convertible Notes may limit our strategic and operational flexibility.
•We may experience turnover in senior management and on our Board after the closing of the Asset Sale, and may be unable to attract, retain and integrate personnel with the specialized expertise required for the Electronics Infrastructure Business.
•Market enthusiasm for AI, GPUs and computing infrastructure may be temporary or disconnected from our ability to benefit.
•Technological change may reduce demand for the Electronics Assets we acquire.
•GPU and semiconductor markets involve significant supply-chain concentration and dependency risks.
•The Electronics Infrastructure Business may be affected by export controls, tariffs, sanctions, AI regulation, energy regulation, environmental rules and data center-related laws.
•We may need to build new financial reporting, disclosure, accounting, operational and internal control systems.
•Public company costs may consume a disproportionate amount of our limited resources. SEC reporting, Nasdaq compliance, legal and accounting costs, audit requirements, insurance, governance and investor relations expenses may reduce capital available for the Electronics Infrastructure Business.
v

•Our Class A common stock has been highly volatile, and recent or future increases in our stock price may not be sustained. The stock price may be influenced by speculation, momentum trading, short covering, media attention, social media commentary, options trading, AI-related investor enthusiasm and other factors unrelated to business fundamentals.
•We may be unable to maintain our Nasdaq listing. Following the Asset Sale, our business, market capitalization, stockholders’ equity and trading characteristics may change materially, and delisting would harm liquidity, market price and access to capital.
•Investors may have difficulty valuing our Class A common stock after the Asset Sale. Our historical financial statements will reflect a materially different business, and the anticipated Electronics Infrastructure Business has limited or no operating history.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ALLBIRDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,397	$26,690
Accounts receivable	4,375	6,839
Inventory	37,199	38,875
Prepaid expenses and other current assets	8,775	9,712
Total current assets	64,746	82,116

Property and equipment—net	8,952	10,513
Operating lease right-of-use assets	8,290	13,051
Other assets	2,741	3,739
Total assets	$84,729	$109,419

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	23,195	17,768
Accrued expenses and other current liabilities	10,387	14,401
Current lease liabilities	5,589	6,777
Deferred revenue	1,606	1,696
Total current liabilities	40,777	40,642

Non-current liabilities:
Non-current lease liabilities	10,233	15,492
Long-term debt	17,443	17,371
Total non-current liabilities	27,676	32,863
Total liabilities	$68,453	$73,505

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 6,220,835 and 6,176,841 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 2,540,391 and 2,542,340 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock (10,999 shares as of March 31, 2026 and no shares as of December 31, 2025)	—	—
Additional paid-in capital	602,714	601,587
Accumulated other comprehensive loss	(3,915)	(3,874)
Accumulated deficit	(582,524)	(561,800)
Total stockholders’ equity	16,276	35,914

Total liabilities and stockholders’ equity	$84,729	$109,419
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$22,319	$32,114
Cost of revenue	16,111	17,714
Gross profit	6,208	14,400
Operating expense:
Selling, general, and administrative expense	18,794	25,212
Marketing expense	7,128	12,018
Impairment expense	1,016	—
Restructuring expense	1,280	—
Total operating expense	28,218	37,230
Loss from operations	(22,010)	(22,830)
Interest (expense) income	(842)	293
Other income	2,207	728
Loss before provision for income taxes	(20,645)	(21,809)
Income tax provision	(79)	(66)
Net loss	$(20,724)	$(21,875)

Net loss per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(2.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,736,862	8,020,013

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(41)	690
Total comprehensive loss	$(20,765)	$(21,185)
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share amounts) (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,292	—	3	—	—	3
Vesting of restricted stock units	56,904	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—			—
Conversion of Class B shares into Class A common stock	2,292	—	(2,292)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,319	—	—	2,319
Comprehensive income	—	—	—	—	—	690	—	690
Net loss	—	—	—	—	—	—	(21,875)	(21,875)
BALANCE - March 31, 2025	5,515,268	$1	2,542,365	$—	$594,204	$(4,991)	$(506,392)	$82,822

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2025	6,176,841	$1	2,542,340	$—	$601,587	$(3,874)	$(561,800)	$35,914
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	53,044	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	1,949	—	(1,949)	—	—	—	—	—
Acquisition of treasury stock	(10,999)	—	—	—	—	—	—	—
Amortization of issuance costs under public offerings	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	1,168	—	—	1,168
Comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(20,724)	(20,724)
BALANCE - March 31, 2026	6,220,835	$1	2,540,391	$—	$602,714	$(3,915)	$(582,524)	$16,276
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,724)	$(21,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377	1,903
Amortization of debt issuance costs	200	—
Stock-based compensation	1,166	2,284
Inventory write-down	665	670
Impairment expense	1,016	—
Provision for bad debt	963	—
Gift card breakage	—	(1,901)
Changes in assets and liabilities:
Accounts receivable	1,497	1,100
Inventory	963	776
Prepaid expenses and other current assets	2,002	2,705
Operating lease right-of-use assets and current and noncurrent lease liabilities	(2,442)	(2,754)
Accounts payable, accrued expenses and other current liabilities	1,341	(10,379)
Deferred revenue	(89)	(412)
Net cash used in operating activities	(12,065)	(27,883)

Cash flows from investing activities:
Purchase of property and equipment	(72)	(643)
Changes in security deposits	137	44
Proceeds from sale of businesses	—	385
Net cash provided by (used in) investing activities	65	(214)

Cash flows from financing activities:
Proceeds from line of credit	1,722	—
Payments on line of credit	(1,650)	—
Proceeds from the exercise of stock options	—	7
Taxes withheld and paid on employee stock awards	—	(4)
Net cash provided by financing activities	72	3

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(19)	420
Net decrease in cash, cash equivalents, and restricted cash	(11,947)	(27,674)
Cash, cash equivalents, and restricted cash—beginning of period	27,552	67,584
Cash, cash equivalents, and restricted cash—end of period	$15,605	$39,910

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$25
Cash paid for taxes	$—	$69
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$—	$48
Stock-based compensation included in capitalized internal-use software	$2	$38
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$14,397	$39,056

Table of Contents	ALLBIRDS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Restricted cash included in prepaid expenses and other current assets	1,208	854
Total cash, cash equivalents, and restricted cash	$15,605	$39,910
See accompanying notes to condensed consolidated financial statements.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.Description of Business
Allbirds, Inc. (“Allbirds” and, together with its wholly owned subsidiaries, the “Company,” “we,” or “our”) was incorporated in the state of Delaware on May 6, 2015. Headquartered in San Francisco, California, Allbirds has historically been a global lifestyle brand that innovates with sustainable materials to make better footwear and apparel products in a better way, while treading lighter on our planet. The majority of our revenue has historically been from sales directly to consumers via our digital and retail channels.
On March 29, 2026, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Allbirds IP LLC, an affiliate of American Exchange Group (the “Buyer”), pursuant to which Buyer will (a) acquire certain of the Company’s assets, including those related to intellectual property assets (including global trademarks, trade names, copyrights, patents, domain names, social media accounts, customer lists, and related IP), inventory, certain accounts receivable, and certain prepaid expenses (the “Purchase Assets,” all of which relate to the existing footwear business); and (b) assume certain liabilities, including those related to certain accounts payable, certain scheduled current liabilities, and intellectual property transfer costs and expenses, subject to certain exceptions (collectively, the foregoing, the “Asset Sale”). All of the assets and liabilities to be acquired and assumed pursuant to the Asset Sale relate to our existing footwear business.
Pursuant to the Asset Purchase Agreement, Buyer will pay Allbirds an aggregate purchase price of $39.0 million upon the closing of the Asset Sale, subject to standard purchase price adjustments as set forth in the Asset Purchase Agreement, and less the amount of funds in escrow.
The Asset Sale is expected to close in the second quarter of 2026, but the exact timing of the completion of the Asset Sale is not certain.
As described in Note 13, we intend to continue operating Allbirds, Inc. after the Asset Sale. In continuing to operate after the Asset Sale, we intend to rename Allbirds, Inc., and operate under a new corporate name. Our Board of Directors has not yet made a final decision on a new name for the company. With respect to the renamed corporate entity, we are investigating potential opportunities in the computing infrastructure market, including the acquisition and monetization of graphics processing units, related high-performance computing infrastructure capable of supporting high workloads (whether from artificial intelligence and machine learning or other needs of potential future customers) and other related assets (which we refer to collectively as “Electronics Assets,” and such anticipated business, the “Electronics Infrastructure Business”).
2.Significant Accounting Policies
Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (“Form 10-K”).
In our opinion, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
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
Liquidity and Going Concern—Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements - Going Concern requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. Such an evaluation indicated certain negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2026 and 2025, the Company incurred net losses of $20.7 million and $21.9 million, respectively and net cash used in operating activities in the three months ended March 31, 2026 was $12.1 million. As of March 31, 2026, the Company had $14.4 million in cash and cash equivalents. $17.4 million outstanding on its asset-based revolving credit facility (refer to Note 4, for further information). The Company expects to continue to incur net losses and negative cash flows from operating activities, and the Company does not expect to continue its existing footwear business operations following the completion of the Asset Sale (as defined in Note 1). Additionally, the cash flows for the Company's Asset Infrastructure Business are uncertain. If the Asset Sale is not completed for any reason and the Asset Infrastructure Business is not successful, we do not anticipate we would be able to meet our future liquidity needs without accessing additional capital or engaging in strategic transactions which are not within our control and are subject to various risks and uncertainties.
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Accounts Receivable—Accounts receivable consist primarily of amounts due from customers, which results from sales to customers including credit card deposits in transit at the balance sheet date, the majority of which are settled within two to three business days, and wholesale accounts receivable, which are settled per the terms of the sale. Wholesale account receivables, consisting of receivables from wholesale customers and third-party distributors, net of allowances, were $3.6 million and $6.0 million as of March 31, 2026 and December 31, 2025, respectively. Credit card receivables were $0.6 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively. Other receivables were $0.2 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.
Inventory—Inventory consists of finished goods, stated at the lower of cost or net realizable value. We value our inventory using the weighted-average cost method and include product costs from our suppliers, freight, import duties and other landing costs.
We periodically review inventory and make write-downs as necessary to appropriately value end of life, slow-moving, damaged, and excess inventory. To determine if the value of inventory requires a write-down, we estimate the net realizable value of inventory by considering current and anticipated demand, customer preferences and buying trends, and the age of the merchandise. Inventory write-downs are recognized as cost of revenue in the condensed consolidated statements of operations and comprehensive loss. We recorded $0.7 million and $0.7 million of inventory write-downs for the three months ended March 31, 2026 and 2025, respectively
Revenue Recognition—Our primary source of revenue is from sales of footwear and apparel products. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue in the consolidated balance sheets until control has transferred to the customer. As of March 31, 2026 and December 31, 2025, we had $0.3 million and $0.3 million in cash collections of purchases via our digital channel which had not yet shipped, respectively.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
relating to expected redemption of outstanding gift cards and recognized a cumulative adjustment which increased net revenues and gross profit and decreased net operating loss by approximately $1.9 million. Estimating future breakage rates requires judgment based on current and historical patterns of redemption and the actual breakage rates may vary from the estimate.
As of March 31, 2026 and December 31, 2025, we had $1.3 million and $1.4 million, for each period, respectively, in gift card liabilities included in deferred revenue in the condensed consolidated balance sheets.
Our sales policy allows customers to return merchandise within 30 days of receipt for an exchange or refund. We record a reserve for estimated product returns, based upon historical returns, impact of seasonality, current economic and market trends, current business practices, and changes in customer demand and acceptance of our products, in each reporting period as an offsetting decrease of net revenue, with an increase to our sales-refund reserve in accrued expenses. We have also recorded a related inventory returns receivable, less expected costs to recover, in prepaid expenses and other current assets with an offsetting decrease to cost of revenue as of March 31, 2026 and December 31, 2025 in the condensed consolidated balance sheets.
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
We determined that triggering events, including a current-period and history of operating cash flow losses, occurred during the first quarter of 2026 and required an impairment review of our long-lived assets and corporate asset group. Based on the results of our analysis, we recorded an impairment charge of $0.6 million related to our

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
operating lease right-of-use assets and $0.4 million related to property and equipment for the three months ended March 31, 2026.
Restructuring Charges—In the first quarter of 2026, we announced the closure of our U.S. full price retail store fleet. As part of this effort, we have incurred severance and other employee-related benefits, professional fees, and other related charges which are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss. We incurred $1.3 million and $— million in restructuring charges for the three months ended March 31, 2026 and 2025, respectively.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 as of January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Balance Sheet Components
Inventory
Inventory consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Inventory	$39,171	$40,525
Reserve to reduce inventories to net realizable value	(1,972)	(1,650)
Total inventory	$37,199	$38,875
Property and Equipment - Net
Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$2,215	$17,604
Furniture and fixtures	1,415	10,695
Internal-use software	27,793	27,667
Machinery and equipment	640	640
Computers and equipment	1,505	2,144
Total property and equipment - gross	33,568	58,750
Less: accumulated depreciation and amortization	(24,616)	(48,237)
Total property and equipment - net	$8,952	$10,513
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $1.4 million and $1.9 million, respectively, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Impairment expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.0 million, respectively, and is recognized as impairment expense in the consolidated statement of operations and comprehensive loss.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$2,643	$3,403
Inventory returns receivable	240	501
Security deposits	794	185
Taxes receivable	3,890	4,537
Restricted cash	1,208	862
Deferred offering costs	—	224
Total prepaid expenses and other current assets	$8,775	$9,712

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Assets
Other assets consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Security deposits	$—	$748
Intangible assets	75	75
Debt issuance costs	2,165	2,407
Deferred tax assets	501	509
Total other assets	$2,741	$3,739
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Sales-refund reserve	$941	$1,494
Taxes payable	1,507	1,052
Employee-related liabilities	1,053	1,349
Accrued expenses	6,886	10,506
Total accrued expenses and other current liabilities	$10,387	$14,401
4.Long-Term Debt
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
Concurrently with entry into the Credit Agreement, we drew down $5.0 million on the revolving credit facility. The borrowings were used to, among other things, pay third-party debt issuance costs in the amount of $2.2 million.
On March 29, 2026, the Company and Second Avenue Capital Partners LLC entered into a Consent and First Amendment to Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement provides consent to the Company’s entry into the Asset Sale and amends the Credit Agreement dated as of June 30, 2025.
The First Amendment to Credit Agreement among other things, (i) lowers the minimum amount of Unrestricted Cash required to be held by the Company and its Subsidiaries to avoid the commencement of a Cash Dominion

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Subsequent to the period ended, the Company and Second Avenue Capital Partners LLC entered into a Second Amendment to Credit Agreement and Other Loan Documents. See Note 13, Subsequent Events.
During the three months ended March 31, 2026, we drew approximately $1.7 million on our revolving credit, inclusive of interest and fees and made payments of approximately $1.6 million. As of March 31, 2026, there was $17.4 million outstanding under the Credit Agreement.
5.Stockholders’ Equity
As of March 31, 2026 and December 31, 2025, we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.
Common Stock
As of March 31, 2026 and December 31, 2025, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Shares of common stock reserved for future issuance as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
2015 Equity Incentive Plan:
Options issued and outstanding	253,405	267,085
Shares available for future option grants	—	—
2021 Equity Incentive Plan:
Options issued and outstanding	220,342	220,342
Restricted stock units outstanding	403,985	491,544
Performance stock units outstanding	50,075	83,780
Shares available for future grants	863,865	795,645
2021 Employee Stock Purchase Plan:
Shares available for future grants	366,866	366,866
Total shares of common stock reserved for future issuance	2,158,538	2,225,262
Stock Transaction
On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note was secured by the underlying shares of common stock and bears interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. During the three months ended December 31, 2025, we entered into a settlement agreement pursuant to which we received a settlement payment of $50,000 in the fourth quarter of 2025 and all of the underlying shares of common stock were surrendered to the Company as treasury shares in the first quarter of 2026.
Since the note was a limited recourse note, the note receivables was not reflected in our consolidated balance sheets as of December 31, 2025.
6.Segments and Geographic Information
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
The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net revenue	$22,319	$32,114
Cost of revenue	16,111	17,714
Selling, general, and administrative expense[1]	7,715	9,275
Payroll and benefits expense[2]	6,834	10,660
Marketing expense	7,128	12,018
Other segment expenses—net[3]	5,255	4,322
Segment and consolidated net loss	$(20,724)	$(21,875)
Geographic Information
The following table disaggregates our net revenue by geographic area, where no individual foreign country contributed in excess of 10% of net revenue for the three months ended March 31, 2026 and 2025. We recognized the following net revenue by geographic area based on the primary shipping address of the customer for digital or third-party sales, and based on the physical store location for retail store sales:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$18,374	$25,625
International	3,945	6,489
Total net revenue	$22,319	$32,114
7.Stock-Based Compensation
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
Stock Options
A summary of the status of the 2015 Plan and 2021 Plan as of December 31, 2025 and March 31, 2026, and changes during the three month period ended March 31, 2026, is presented below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	487,427	$69.89	5.09	$98
Granted	—	—
Exercised	—	—		—
Forfeited	—	—
Cancelled	(13,680)	82.45
Outstanding at March 31, 2026	473,747	$69.52	4.90	$58
Vested and exercisable at March 31, 2026	473,747	$69.52	4.90	$58
There were no stock options granted for the three months ended March 31, 2026 and 2025.
2021 ESPP
The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period - November 3, 2025 to May 2, 2026	Offering Period - May 3, 2025 to November 2, 2025	Offering Period - November 3, 2024 to May 2, 2025
Risk-free interest rate	3.80%	4.26%	4.30%
Dividend yield	—	—	—
Volatility	37.13%	37.13%	37.13%
Expected lives (years)	0.5	0.5	0.5
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
RSU activity during the three months ended March 31, 2026 was as follows:

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	491,544	$11.48
Granted	—	—
Vested	(53,044)	15.11
Forfeited	(34,515)	12.49
Unvested at March 31, 2026	403,985	$10.92
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
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each tranche, regardless of whether the market condition is ultimately satisfied. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. We recognized stock-based compensation expense of $0.0 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
PSU activity during the three months ended March 31, 2026 was as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	83,780	$11.25
Granted	—	—
Vested	—	—
Forfeited	(33,705)	5.92
Unvested at March 31, 2026	50,075	$14.84

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation, net of amounts capitalized	$1,166	$2,284
Capitalized stock-based compensation	2	35
Total stock-based compensation	$1,168	$2,319
As of March 31, 2026, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.11 years. There was approximately $3.8 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.71 years. There was approximately $0.2 million in unrecognized compensation costs related to unvested PSU’s under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 0.93 years.
8.Income Taxes
Income tax provision was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and March 31, 2025, was 0.4% and 0.3%, respectively. The change in provision for income taxes and effective tax rate is primarily due to mix of income by geography.
Our tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision.
As of March 31, 2026, we are subject to examination by various tax authorities for 2020 through 2025. During the quarter ending March 31, 2026, there was no material change to our uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next twelve months.
9.Commitments and Contingencies
Legal Proceedings
We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of March 31, 2026, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.
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

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
filed a motion to dismiss the second amended complaint, which the court granted on June 21, 2025, but provided plaintiffs leave to amend the complaint. Plaintiffs filed a third amended complaint on July 14, 2025 and we filed a motion to dismiss on August 27, 2025 and full briefing was completed. On February 27, 2026, the consolidated action was dismissed with prejudice. Plaintiffs filed a notice of appeal with the Ninth Circuit on March 26, 2026. We intend to vigorously defend against this lawsuit.
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
10.Leases
We lease various office and retail spaces under non-cancelable operating leases with various expiration dates through fiscal 2032, certain of which contain renewal provisions. These renewal provisions are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. We have no lease agreements that are classified as finance leases.
The components of lease costs, recognized as selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss, along with the weighted-average lease term and weighted-average discount rate for operating leases, are as follows:

	Three Months Ended March 31,
(in thousands, except for lease term and discount rate)	2026	2025
Operating lease costs	$1,121	$2,654
Variable lease costs	21	30
Short-term lease costs	—	14
Sublease income	(43)	(68)
Total lease costs	$1,099	$2,630

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (in years)	4.64	5.67
Weighted-average discount rate	4.78%	5.43%

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,797	$4,111
Right of use assets obtained in exchange for lease liabilities	16	106
Right of use assets given up for reduction of lease liabilities	(3,289)	(5,491)
Future minimum lease payments under non-cancelable operating leases with initial lease terms in excess of one year, included in our lease liabilities as of March 31, 2026, are as follows:

(in thousands)	Operating Lease Payments
Fiscal year ended December 31,
Remainder of 2026	$5,225
2027	3,610
2028	2,668
2029	1,958
2030	2,017
Thereafter	2,009
Total undiscounted operating lease payments	$17,487
Less: imputed discount	1,665
Total operating lease liabilities	$15,822
11.Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(20,724)	$(21,875)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,736,862	8,020,013
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(2.73)
The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	March 31, 2026	March 31, 2025
Outstanding stock options	473,747	545,833
2021 ESPP	7,938	13,549
RSUs	403,985	502,472
PSUs	50,075	95,873
Total anti-dilutive securities	935,745	1,157,727
12.Benefit Plan
We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our board of directors. No discretionary profit-sharing contributions were made for the three months ended March 31, 2026 and 2025. We made $0.2 million and $0.2 million matching contributions for the three months ended March 31, 2026 and 2025, respectively. We have no intention to terminate the plan.
13.Subsequent Events
Subsequent to period end, we determined that we intend to continue operating Allbirds, Inc. after the Asset Sale (as defined in Note 1). In continuing to operate after the Asset Sale, we intend to rename Allbirds, Inc., and operate under a new corporate name. Our Board of Directors has not yet made a final decision on a new name for the company. With respect to the renamed corporate entity, we are investigating potential opportunities in the computing infrastructure market, including the acquisition and monetization of graphics processing units, related high-performance computing infrastructure capable of supporting high workloads (whether from artificial intelligence and machine learning or other needs of potential future customers) and other related assets (which we refer to collectively as “Electronics Assets,” and such anticipated business, the “Electronics Infrastructure Business”).
Facility Matters
Securities Purchase Agreement
On April 14, 2026, the Company entered into a Securities Purchase Agreement, which was amended and restated on April 19, 2026 (the “A&R Purchase Agreement”), pursuant to which the Company agreed to issue and sell to the holder of the Convertible Notes senior secured convertible notes in an aggregate original principal amount of up to $50.0 million (the “Convertible Notes”), convertible into shares of the Company’s Class A common stock (the “Facility”). The proceeds of the Facility are anticipated to be used primarily for the purchase of Electronics Assets by a newly formed wholly owned subsidiary of the Company (the “Lessor”) and the costs and expenses of

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the private placements. The A&R Purchase Agreement contains customary representations, warranties and covenants. Pursuant to the A&R Purchase Agreement, for the twenty-four months immediately following the date on which the Convertible Notes are first issued, the holders of the Convertible Notes have the right to co-invest for at least 55% of any of the Company’s future financing deals on the same terms with other investors.
GPU Lease
Using proceeds from the initial tranche of the Convertible Notes, the Company, through the Lessor, has purchased server equipment utilizing current-generation NVIDIA Blackwell GPUs (the “Purchased GPU Assets”). Simultaneously, the Lessor entered into an approximately $2.75 million, three-year lease agreement with a subsidiary of QumulusAI, Inc. (the “Lessee”) for the Purchased GPU Assets, with an end-of-term purchase option provided to the Lessee.
Convertible Notes
The Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.
At the initial closing, $3.25 million in aggregate principal amount of Convertible Notes was issued on April 19, 2026. The remaining Convertible Notes, if issued, will be issued in multiple closings. An additional $2.0 million in aggregate principal amount of Convertible Notes will be issued subject to the satisfaction of customary conditions and the required stockholder approval. The remaining additional tranches, in an aggregate principal amount of up to $44.75 million in Convertible Notes, may be sold solely at the option of the holders of the Convertible Notes.
Unless earlier converted, or redeemed, the Convertible Notes will mature on the second anniversary of the date of issuance (the “Maturity Date”), and we are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.
The Convertible Notes bear interest at the rate of 12.0% per annum which (a) will commence accruing on the date of issuance, (b) will be computed on the basis of a 360-day year and twelve 30-day months and (c) will be payable, subject to the satisfaction of customary equity conditions, in shares of our Class A common stock or, at our option, in cash, in arrears on the first calendar day of each calendar quarter, commencing on the three month anniversary of the issuance date (each an “Interest Date”). If a holder elects to convert or redeem all or any portion of a Convertible Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. The Convertible Notes are issued with a 5% original issue discount. We are required to pay a late charge not in excess of 17% on any amount of principal or other amounts that are not paid when due.
The Convertible Notes will be senior secured obligations of the Company (subject only to certain permitted indebtedness, including the indebtedness of the Company and certain of its subsidiaries under the Amended Credit Agreement (as defined herein) to be paid in full concurrently with the closing of the Asset Sale), which will be secured by the Electronics Assets, and upon the closing of the Asset Sale, all the other assets of the Company and its subsidiaries. Subject to the foregoing, until such date no Convertible Notes remain outstanding, all payments due under the Convertible Notes will be senior to all of our other indebtedness and other indebtedness of any of our subsidiaries.
Each holder of Convertible Notes may convert all, or any part, of the outstanding principal of the Convertible Notes, together with accrued and unpaid interest, any make-whole amount and any late charges thereon, at any time, at such holder’s option, into our Class A common stock at the then-applicable “Conversion Price.” Conversions and issuance of our Class A common stock pursuant to the Convertible Notes are prohibited if such conversion or issuance would cause the applicable holder (together with its affiliates) to beneficially own in excess of 4.99% of our Class A common stock outstanding immediately after giving effect to such conversion or issuance. The beneficial ownership percentage limitation may be increased to a maximum of 9.99%, at the option of the holder, except that any increase will only be effective upon 61-days’ prior written notice to the Company. The maximum beneficial ownership limitation may not be waived or amended and will apply to any successor holder of a Convertible Note.

Table of Contents	ALLBIRDS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Credit Agreement Matters
On April 19, 2026, the Company and Second Avenue Capital Partners LLC entered into a Second Amendment to Credit Agreement. The Second Amendment to Credit Agreement among other things, amends the Existing Credit Agreement to expressly permit the Company to enter into the A&R Purchase Agreement, Issue the Convertible Notes and the grant liens on the Company’s assets (including on the Electronics Assets) in favor of the holder of the Convertible Notes.
In connection with the Second Amendment to Credit Agreement, on April 19, 2026, the Company, Second Avenue Capital Partners LLC, the holder of the Convertible Notes and the Lessor entered into a Subordination Agreement, to among other things, provide for the subordination of (i) the Company’s obligations to the holder of the Convertible Notes arising under the Facility to all of the Company’s obligations owing to the Agent arising under Amended Credit Agreement and (ii) the holder of the Convertible Notes security interests in the Company’s assets and property (other than the Company’s equity in the Lessor) to all of the Agent’s security interests in the Company’s assets and property.
ATM Matters
On April 28, 2026, the Company entered into a Class A Common Stock Sales Agreement (the “Sales Agreement”) with Chardan Capital Markets LLC (“Chardan”), to sell shares of its Class A common stock (the “ATM Shares”), from time to time, through an “at the market offering” program under which Chardan, acting as sales agent or principal (including through its affiliates), will offer and sell the ATM Shares. The sales, if any, of the ATM Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Sales Agreement replaces that certain Class A Common Stock Sales Agreement, dated June 30, 2025, between the Company and TD Securities (USA) LLC.
The Company will pay Chardan a commission rate of up to 3% of the aggregate gross proceeds from each sale of ATM Shares. The Company will also reimburse Chardan for certain specified expenses in connection with the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the sale of the ATM Shares.
The Company is not obligated to sell any of the ATM Shares under the Sales Agreement and may at any time suspend sales thereunder. The Sales Agreement may be terminated by either the Company or Chardan with 10 days notice, or earlier under certain circumstances.
The ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-288434) filed by the Company with the SEC on June 30, 2025, and declared effective by the SEC on July 10, 2025 (the “Registration Statement”). The Company filed a prospectus supplement (the “Prospectus Supplement”), dated April 29, 2026, to the Registration Statement with the SEC in connection with the offer and sale of the ATM Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Risk Factors” included under Part II, Item 1A below and“Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Overview
Allbirds has historically been a lifestyle footwear and apparel brand. As of March 31, 2026, we generated our revenue via sales of footwear and apparel products, primarily through our direct business, a digitally-led vertical retail distribution strategy. We generally market directly to consumers via our localized digital platform. During the quarter ended March 31, 2026, we closed our remaining full-price retail stores in the United States, and as of March 31, 2026, continued to operate two outlet stores in the United States and two full-price stores in London. In addition to our direct business, we selectively partner with third parties, including distributors and retailers, to sell our products through their channels, which helps us reach more consumers and increase brand awareness.
Financial Highlights
For the three months ended March 31, 2026 and 2025:
•We generated net revenue of $22.3 million and $32.1 million for the three months ended March 31, 2026 and 2025, respectively.
•Our gross margin was 27.8% and 44.8% for the three months ended March 31, 2026 and 2025, respectively.
•We generated net loss of $20.7 million and $21.9 million for the three months ended March 31, 2026 and 2025, respectively.
•We generated adjusted EBITDA loss of $17.2 million and $18.6 million for the three months ended March 31, 2026 and 2025, respectively.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. See the section titled “Non-GAAP Financial Measures” below for the definition of adjusted EBITDA, as well as a reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures.
Recent Developments
Our performance in the fourth quarter of 2025 did not meet our net revenue expectations. We have been operating the footwear and apparel business at a material loss and do not believe that continuing to operate this business is sustainable or beneficial to our stockholders. In the first quarter of 2026, we closed our remaining full-price stores in the United States, which also resulted in a reduction in force. As of March 31, 2026, we operated two factory outlet stores in the United States and two stores in the United Kingdom.
On March 29, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allbirds IP LLC, an affiliate of American Exchange Group (the “Buyer” and the transactions contemplated by the Asset Purchase Agreement, the “Asset Sale”), pursuant to which the Buyer will acquire substantially all of the Company’s assets related to its existing footwear business (the “Purchased Assets”). The Purchased Assets represent a all revenue generating assets of the Company. We have been operating these footwear assets at a material loss and do not believe that continuing to operate these footwear assets is sustainable or beneficial to our stockholders. Following the closing of the Asset Sale, the Buyer in the Asset Sale will own the “Allbirds” tradename and all related intellectual property, and the brand and footwear business will continue under the stewardship of the Purchaser.
We intend to continue operating Allbirds, Inc. after the Asset Sale. In continuing to operate after the Asset Sale, we intend to rename Allbirds, Inc., and operate under a new corporate name. Our Board of Directors has not yet made a final decision on a new name for the company. With respect to the renamed corporate entity, we are investigating potential opportunities in the computing infrastructure market, including (either directly or through its subsidiaries) the acquisition and monetization of graphics processing units, related high-performance computing infrastructure capable of supporting high workloads (whether from artificial intelligence and machine learning or other needs of potential future customers) and other related assets (which we refer to collectively, as “Electronics Assets,” and such anticipated business, the “Electronics Infrastructure Business”). In support of such business, we have entered into an agreement to sell up to $50 million in senior secured convertible notes (the “Convertible Notes,” and the facility governing such notes, the “Facility”), the proceeds of which would permit the Company to purchase Electronics Assets and develop and expand the anticipated Electronics Infrastructure Business. Using proceeds from the initial tranche of the Convertible Notes, the Company, through its wholly owned subsidiary (the “Lessor”), has purchased server equipment utilizing current-generation NVIDIA Blackwell GPUs (the “Purchased GPU Assets”). Simultaneously, the Lessor entered into an approximately $2.75 million, three-year lease agreement with a subsidiary of QumulusAI, Inc. (the “Lessee”) for the Purchased GPU Assets, with an end-of-term purchase option provided to the Lessee.
See Note 1, Description of Business and Note 13, Subsequent Events, of our condensed consolidated financial statements included in Part I, Item 1, for more information.
Key Factors Affecting Our Performance
Our financial and operating conditions have been, and will continue to be, affected by a number of factors, including the following:
Liquidity and Capital Resources
Recent financial performance, including a net loss of $20.7 million and net cash used in operating activities of $12.1 million in the three months ended March 31, 2026, has raised substantial doubt about the Company’s ability to continue as a going concern. Refer to the section titled Liquidity and Capital Resources and Note 2 to the condensed consolidated financial statements included in Part I, Item 1, for additional information.
Components of Results of Operations
Net Revenue
We generate net revenue primarily from sales of our footwear and apparel products. We sell products directly through our own digital channels (including our websites and marketplace platforms), our leased retail stores, and third-party retailers and distributors. As of March 31, 2026, the majority of our sales are through our direct channels. Revenue is recognized when we satisfy our performance obligation by transferring control of the promised goods to the customer, net of allowances for returns, discounts, and any taxes collected from customers. This occurs either upon shipment or upon receipt, depending on the terms of sale.
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
Impairment Expense
Impairment expense consists of charges when the carrying value of our assets exceed their fair market value, primarily related to right of use assets and fixed assets.
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
Income Tax Provision
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in all jurisdictions other than in the United Kingdom as of March 31, 2026.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Statements of Operations Data:
Net revenue	$22,319	$32,114
Cost of revenue	16,111	17,714
Gross profit	6,208	14,400
Operating expense:
Selling, general, and administrative expense(1)(2)	18,794	25,212
Marketing expense	7,128	12,018
Impairment expense	1,016	—
Restructuring expense	1,280	—
Total operating expense	28,218	37,230
Loss from operations	(22,010)	(22,830)
Net loss from the sale of business	—	—
Interest (expense) income	(842)	293
Other income	2,207	728
Loss before provision for income taxes	(20,645)	(21,809)
Income tax provision	(79)	(66)
Net loss	$(20,724)	$(21,875)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(41)	690
Total comprehensive loss	$(20,765)	$(21,185)
________________
(1)Includes stock-based compensation expense of $1.2 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes depreciation and amortization expense of $1.4 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Statements of Operations Data, as a Percentage of Net Revenue:
Net revenue	100.0%	100.0%
Cost of revenue	72.2%	55.2%
Gross profit	27.8%	44.8%
Operating expense:
Selling, general, and administrative expense	84.2%	78.5%
Marketing expense	31.9%	37.4%
Impairment expense	4.6%	—%
Restructuring expense	5.7%	—%
Total operating expense	126.4%	115.9%
Loss from operations	(98.6)%	(71.1)%
Net loss from the sale of business	—%	0.0%
Interest (expense) income	(3.8)%	0.9%
Other income	9.9%	2.3%
Loss before provision for income taxes	(92.5)%	(67.9)%
Income tax provision	(0.4)%	(0.2)%
Net loss	(92.9)%	(68.1)%

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(0.2)%	2.1%
Total comprehensive loss	(93.0)%	(66.0)%

Comparison of the Three Months Ended March 31, 2026 and 2025
Net Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net revenue	$22,319	$32,114	$(9,795)	(30.5)%
Net revenue decreased by $9.8 million, or 30.5%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily driven by a decrease in our U.S. direct business of $7.6 million, primarily driven by declines in our e-commerce and retail channels, due to lower unit sales at lower average selling prices, and retail store closures. Net revenue also declined in our international business by $2.3 million, primarily due to lower distributor net revenue and international distributor transitions.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$16,111	$17,714	$(1,603)	(9.0)%
Gross profit	6,208	14,400	(8,192)	(56.9)%
Gross margin	27.8%	44.8%
Cost of revenue decreased by $1.6 million, or 9.0%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily attributable to fewer unit sales in our U.S. direct business, partially offset by the net impact of inventory adjustments and higher duty costs.
Gross profit decreased by $8.2 million, or 56.9%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in gross profit was driven by the decreases in net revenue and cost of revenue.
Our gross margin decreased to 27.8% for the three months ended March 31, 2026 from 44.8% in the same period in 2025, primarily reflecting the impact of lower average selling prices, driven by promotional activity, inventory adjustment costs, and increased duties in our U.S. business.
Operating Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general, and administrative expense	$18,794	$25,212	$(6,418)	(25.5)%
Marketing expense	7,128	12,018	(4,890)	(40.7)%
Impairment expense	1,016	—	1,016	NM
Restructuring expense	1,280	—	1,280	NM
Total operating expense	$28,218	$37,230	$(9,012)	(24.2)%
NM = Not meaningful
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $6.4 million, or 25.5%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily driven by decreases in personnel and related expenses of $3.8 million, occupancy costs of $1.7 million, stock-based compensation expense of $1.1 million, and depreciation and amortization expense of $0.5 million.

Marketing Expense
Marketing expense decreased by $4.9 million, or 40.7%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily driven by a decrease in upper funnel marketing initiatives.
Impairment Expense
Impairment expense increased by $1.0 million for the three months ended March 31, 2026 as compared to $0.0 million in the same period in 2025. The increase was driven by non-cash impairments of operating lease right-of-use assets and property and equipment associated with our retail stores closures.
Restructuring Expense
Restructuring expense increased by $1.3 million for the three months ended March 31, 2026, as compared to $0.0 million in the same period in 2025. The increase was driven by the closure of our U.S. full price retail stores during the quarter.
Interest (Expense) Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest (expense) income	$(842)	$293	$(1,135)	(387.4)%
Interest expense changed by $1.1 million, or 387.4%, from income to expense, for the three months ended March 31, 2026 as compared to the same period in 2025. The change was primarily driven by increased interest expense relating to our Credit Agreement.
Other Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other income	$2,207	$728	$1,479	203.2%
Other income increased by $1.5 million, or 203.2%, for the three months ended March 31, 2026, primarily due to higher gains on the termination and modification of certain operating leases.
Income Tax Provision

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(79)	$(66)	$(13)	19.7%
Income tax provision increased by $13 thousand, or 19.7%, for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

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

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(20,724)	$(21,875)
Add (deduct):
Stock-based compensation expense	1,166	2,284
Depreciation and amortization expense	1,375	1,902
Impairment expense	1,016	—
Restructuring expense	1,280	—
Other income	(2,207)	(728)
Interest expense (income)	842	(293)
Income tax provision	79	66
Adjusted EBITDA	$(17,173)	$(18,644)
Adjusted EBITDA loss decreased by $1.5 million for the three months ended March 31, 2026 as compared to the same period in 2025. The improvement was primarily driven by decreased net loss, which was driven primarily by the reduction in operating expenses during the period.
The following table presents net loss as a percentage of net revenue and net loss and adjusted EBITDA as percentages of net revenue, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net revenue	$22,319	$32,114

Net loss	$(20,724)	$(21,875)
Net loss margin	(92.9)%	(68.1)%

Adjusted EBITDA	$(17,173)	$(18,644)
Adjusted EBITDA margin	(76.9)%	(58.1)%
Adjusted EBITDA margin declined from (58.1)% to (76.9)% for the three months ended March 31, 2026 as compared to the same period in 2025. These changes were primarily driven by lower net sales, partially offset by the same factors as noted in the adjusted EBITDA discussion above.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $14.4 million. Following our IPO in 2021, we have funded our operations primarily from the sale of our products and recently through borrowings under our Credit Agreement. Management’s evaluation of the Company’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance indicated certain negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, including a net loss of $20.7 million and net cash used in operating activities of $12.1 million in the three months ended March 31, 2026. As of March 31, 2026, the Company had $14.4 million in cash and cash equivalents and $17.4 million outstanding on its Credit Agreement. The Company expects to continue to incur net losses and negative cash flows from operating activities following the Asset Sale as defined in the Recent Developments section above. Additionally, the cash flows for the Company’s Asset Infrastructure Business are uncertain. If the

Asset Sale is not completed for any reason and the Asset Infrastructure Business is not successful, we do not anticipate we would be able to meet our future liquidity needs without accessing additional capital or engaging in strategic transactions which are not within our control and are subject to various risks and uncertainties. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on going concern.
Our material cash requirements are primarily for working capital, and may vary materially from those currently planned and will depend on many factors, including cash on hand and cash flows from operations, borrowings under our Credit Agreement, waivers or modifications concerning our existing debt obligations and the Asset Sale. If the stockholders approve the Asset Sale, the Company intends to make a distribution, in the form of a special dividend, to the stockholders of record as of the date of the closing of the Asset Sale of a portion of the proceeds from the Asset Sale (such special dividend, the “Asset Sale Dividend”). The amount and timing of the Asset Sale Dividend and any other distributions to stockholders will be determined by the Board in its discretion. The Board currently anticipates that the Asset Sale Dividend will be made in the third quarter of 2026, following the closing of the Asset Sale and the release of funds from the Escrow Fund, if any. The amount and timing of the Asset Sale Dividend and any other distributions to stockholders will be determined by the Board in its discretion.
As discussed in the Recent Developments section above, we intend to continue operating Allbirds, Inc. after the Asset Sale. In continuing to operate after the Asset Sale, we intend to rename Allbirds, Inc., and operate under a new corporate name. Our Board of Directors has not yet made a final decision on a new name for the company. With respect to the renamed corporate entity, we are investigating potential opportunities in our anticipated Electronics Infrastructure Business. Our anticipated Electronics Infrastructure Business is at a very early stage of development. We are investigating potential opportunities in the computing infrastructure market, but our plans remain preliminary and may change materially. The anticipated Electronics Infrastructure Business is uncertain, unproven, and subject to significant risks. Because our strategy is evolving, we are required to make significant assumptions regarding market conditions, customer demand, competition, asset pricing, financing availability, utilization, operating costs, monetization opportunities, technological developments and other factors. Further, the Asset Sale involves the sale of the assets relating to our existing footwear business and a significant amount of our historical operating assets. As a result, following the closing of the Asset Sale, we will no longer operate the business with which investors have historically associated the Company. Instead, we will be operating new assets in a different business. We will need to expand or build substantial parts of our business, including strategy, personnel, processes, controls, systems, counterparties, customer relationships, vendor relationships, branding and market positioning. We may not be successful in doing so. If our continuing business does not develop successfully, we may fail to generate meaningful revenue, incur substantial losses, need to raise additional capital on unfavorable terms, need to declare bankruptcy, or pursue additional strategic alternatives.
Our material capital resources include the following:
Debt
On February 20, 2019, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Prior Credit Agreement”), providing for a revolving line of credit of up to $40.0 million, subject to a borrowing base formula, and an optional accordion, which, if exercised, would have allowed us to increase the aggregate commitment by up to $35.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Prior Credit Agreement was amended on April 17, 2023 to, among other things, (i) increase the committed amount from $40.0 million to $50.0 million, subject to a borrowing base formula, (ii) increase the uncommitted incremental borrowing capacity from $35.0 million to $50.0 million, (iii) increase the interest rate margin by 0.50%, (iv) extend the maturity date from February 20, 2024 to April 17, 2026 and (v) provide that a Dominion Event Date (as defined therein)would occur on any date on which Availability (as defined therein) was less than 25.0% of the Aggregate Revolving Commitments (as defined therein). In connection with entry into the Credit Agreement, we repaid and fully discharged our obligations under the Prior Credit Agreement.
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
On March 29, 2026, the Company and Second Avenue Capital Partners LLC entered into a Consent and First Amendment to Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement provides consent to the Company’s entry into the Asset Sale and amends the Credit Agreement dated as of June 30, 2025.
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
The Credit Agreement contains customary representations and warranties, and affirmative covenants and negative covenants applicable to the Company and certain of its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions of assets, dividends and other distributions, minimum unrestricted cash, and minimum consolidated EBITDA or Liquidity. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy or insolvency.
The Credit Agreement has a maturity date of June 30, 2028. See Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement. See Note 15, Subsequent Events, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on the Second Amendment to Credit Agreement.
ATM Offering
In June 2025, we entered into an “at-the-market offering” (“TD ATM”) program with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we could offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million. Under the TD ATM, the sales agents could sell shares by any method deemed to be an “at-the-market offering.” During the three months ended March 31, 2026, there was no activity pursuant to the TD ATM. See Note 15, Subsequent Events, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on the termination of the TD ATM and entry into a new “at-the-market” program with Chardan Capital Markets LLC.

Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(12,065)	$(27,883)
Net cash provided by used in investing activities	65	(214)
Net cash provided by financing activities	72	3
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(19)	420
Net decrease in cash, cash equivalents, and restricted cash	$(11,947)	$(27,674)
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
During the three months ended March 31, 2026, net cash used in operating activities was $12.1 million, which consisted of a net loss of $20.7 million, in part driven by a net change of $3.3 million in our operating assets and liabilities and partially offset by non-cash charges of $5.4 million. The change in operating assets and liabilities was primarily due to an increase of $1.3 million in accounts payable and accrued expenses due to timing of payments made and a decrease of $2.4 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, a decrease of $2.0 million in prepaid expenses and other current assets due to timing of prepaid expenses, a decrease of $1.5 million in accounts receivable due to timing of cash received, and a decrease of $1.0 million in inventory as a result of lower on-hand inventory.
During the three months ended March 31, 2025, net cash used in operating activities was $27.9 million, which consisted of a net loss of $21.9 million, in part driven by a net change of $(9.0) million in our operating assets and liabilities and partially offset by non-cash charges of $3.0 million. The change in operating assets and liabilities was primarily due to a decrease of $10.4 million in accounts payable due to timing of payments made and a decrease of $2.8 million for operating lease right of use assets and short-term and long-term lease liabilities as a result of retail store closures, partially offset by a decrease of $2.7 million in prepaid expenses and other current assets due to the amortization of prepaid expenses and a reduction in other receivables, a decrease of $1.1million in accounts receivable due to timing of cash received, and a decrease of $0.8 million in inventory as a result of lower on-hand inventory.
Investing Activities
Net cash used in investing activities typically relates to capital expenditures to support our growth and investment in property and equipment for expansion of our business.
During the three months ended March 31, 2026, net cash provided in investing activities was $65 thousand, and consisted primarily of a decrease of $137 thousand in security deposits related to our closed retail stores, partially offset by $72 thousand cash outflows for the purchases of property and equipment.
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

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million, primarily due to the net impact of borrowings and repayments on our Credit Agreement facility.
Net cash provided by financing activities for the three months ended March 31, 2025 was $3 thousand, primarily due to proceeds from the exercise of stock options, offset by taxes withheld related to employee stock awards.
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
As of March 31, 2026, there have been no changes to our critical accounting estimates as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended March 31, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors set forth below and those risk factors associated with our existing footwear business contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent U.S. Securities and Exchange Commission (the “SEC”) filings. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included in Part I, Item 1, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. The specific risk considerations described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Relating to the Post-Asset Sale Business
Risk Factors Relating to the Asset Sale
If we fail to complete the Asset Sale, or if the Asset Sale is materially delayed, our business, liquidity and ability to make the Asset Sale Dividend may be materially harmed and our financial condition, strategic alternatives and the price of our Class A common stock could be materially adversely affected.
We cannot provide assurances that the Asset Sale will be completed on the timeline currently anticipated or at all. The closing of the Asset Sale is subject to a number of conditions, including but not limited to our obtaining stockholder approval of the Asset Purchase Agreement and providing necessary third-party consents and approvals in order to sell the Assets. In addition, the closing may be delayed by SEC, Nasdaq or other regulatory review, inquiries or comments, litigation or threatened litigation, disputes regarding closing conditions, counterparty delays or other developments outside of our control.
If the Asset Sale is not completed, or if completion is materially delayed, our business, financial condition and liquidity could be materially and adversely affected. We have extremely limited available cash and continue to incur substantial operating expenses, transaction expenses, professional fees, public company costs and other obligations. Any delay may require us to use cash that otherwise would have been available for distribution to stockholders. As a result, we may be unable to pay the anticipated Asset Sale Dividend in the amount or on the timeline currently contemplated, or at all.
Further, if the Asset Sale is not completed, we may remain responsible for operating a legacy business that we have described as unsustainable and loss-making, while also having incurred significant transaction costs, and having caused management distraction and market uncertainty. In such circumstances, we may have significantly fewer strategic alternatives available to us, may be required to seek additional financing on unfavorable terms or at all, may be required to declare bankruptcy, and may be unable to pursue the anticipated Electronics Infrastructure Business or any alternative strategy.
Our announcement of the Asset Sale may cause employees working for us to become concerned about the future of the business and lose focus or seek other employment.
If the Asset Sale is not completed, our directors, executive officers and other employees will have expended extensive time and effort and experienced significant distractions from their work during the pendency of the Asset Sale and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
These risks may be heightened as we expand into the Electronics Infrastructure Business, which may create additional uncertainty among employees regarding the Company’s strategy, prospects, leadership, required skillsets and long-term organizational direction. We may lose employees whose knowledge is important to the completion of the Asset Sale, the management of remaining obligations, and the development of our continuing business.
The amount of net proceeds that we will receive from the Asset Sale is subject to uncertainties, and such proceeds may be insufficient to support our continuing plans or maximize stockholder value.
The amount of net proceeds that we will receive from the Asset Sale is subject to uncertainties. We expect to receive aggregate net proceeds of approximately $35 million to $36.2 million, after payment of transaction and other related expenses and applicable taxes (if any), assuming a purchase price of $39.0 million. In addition, if Buyer successfully asserts claims against the Escrow Fund pursuant to the Asset Purchase Agreement, the amount of net proceeds is subject to further reduction. We may also have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the Asset Sale. As a result, the amount of the net proceeds from the Asset Sale is subject to substantial uncertainty, and it is possible that the net proceeds from the Asset Sale will be materially less than we expect.
Further, even if the Asset Sale is completed and the anticipated Asset Sale Dividend is made as contemplated, the assets available to the Company following such transactions may be insufficient to fund our continuing business, satisfy public company costs, support working capital needs, pursue strategic opportunities or provide stockholders with any value in the go-forward business.
The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.
The Asset Purchase Agreement contains provisions that make it more difficult for us to sell the Purchased Assets to any party other than Buyer or to sell any other of our assets prior to the closing of the Asset Sale. These provisions include the prohibition on our ability to solicit competing proposals. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of the Company from considering or proposing an alternative transaction, and could make it more difficult for us to complete an alternative transaction with another party.
The Asset Purchase Agreement may expose us to contingent liabilities, which could impair our ability to fund or operate our continuing business.
Under the Asset Purchase Agreement, Buyer’s principal recourse for inaccuracies in the Surviving Representations is limited to recovery from the Escrow Fund, and the Escrow Fund also secures certain negative purchase price adjustments and specified reimbursement obligations of the Company. Significant claims against the Escrow Fund or other post-closing obligations of the Company could reduce the amount of net proceeds ultimately distributed to stockholders following the Asset Sale pursuant to the Asset Sale Dividend and expose us to contingent liabilities.
Any such liabilities or obligations could also reduce the funds available to develop or sustain our continuing business, to satisfy financing obligations, or to remain listed on Nasdaq, each following the closing of the Asset Sale.

Our directors and executive officers may have interests that are different from, or in addition to, those of our stockholders generally in connection with the Asset Sale.
You should be aware of interests of, and the benefits available to, our directors and executive officers when considering the recommendation of our Board regarding the Asset Sale. Our directors and executive officers may have interests in the Asset Sale that may be in addition to, or different from, their interests as stockholders. For additional information regarding these matters, see “The Asset Sale Proposal (Proposal No. 1) - Interests of Our Directors and Executive Officers in the Asset Sale.”
We may be subject to securities litigation, derivative litigation, books-and-records demands and other proceedings, which is expensive and would decrease the amount of net proceeds from the Asset Sale available for distribution and could delay or impair our post-closing plans.
We may be subject to securities class action litigation, securities class actions, stockholder derivative actions, fiduciary duty claims, books-and-records demands, appraisal-related claims, claims alleging material misstatements or omissions, regulatory inquiries and other proceedings in connection with the Asset Sale or other proposals presented at the upcoming special meeting of stockholders. Litigation and other claims, both meritorious and frivolous, are a common occurrence in connection with transactions similar to the Asset Sale, and we face potential for litigation or other disputes that relate to the Asset Sale, including claims related to our process or disclosures and investigatory demands under Delaware law. We can provide no assurance that such litigation, disputes, or demands will not arise in the future. Any future litigation or proceedings, whether with or without merit, or successful or not, could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. Any such amounts would directly decrease the amount of net proceeds from the Asset Sale available for distribution to our stockholders, including potentially prohibiting us from making a distribution of any amount to our stockholders. Further, any such litigation could delay the closing of the Asset Sale or could have a material adverse effect on our business, financial condition, and results of operations. Any such matters could also impair our ability to execute the anticipated Electronics Infrastructure Business, raise capital, or maintain our Nasdaq listing.
Even if the Asset Sale is completed, we may not be able to establish and implement a viable continuing business.
Completion of the Asset Sale will not ensure the success of the Company following the sale of the Purchased Assets. After the Asset Sale, we intend to continue operating the Company, including pursuing the anticipated Electronics Infrastructure Business. However, our ability to do so successfully will depend on numerous factors, including our ability to obtain and maintain financing, identify and acquire Electronics Assets, hire or retain qualified personnel, establish commercially viable transaction structures, manage an entirely different business model, maintain our Nasdaq listing, avoid or manage litigation and other claims and preserve sufficient liquidity to fund operations. We will have only limited cash available following the Asset Sale and related transactions, and our available funds may be insufficient to fund our continuing business, satisfy public company costs, service indebtedness, meet working capital needs or otherwise continue operations. If we are unable to obtain additional capital when needed, we could exhaust our available cash and be unable to continue operating our business.
Risk Factors Relating to Our Anticipated Electronics Infrastructure Business
We have no operating history in the anticipated Electronics Infrastructure Business, and our new business plan may not be successful.
We are pursuing an Electronics Infrastructure Business focused on the acquisition and monetization of graphics processing units, related high-performance computing infrastructure and other related assets. While certain members of our board and management team have relevant experience, we have no operating history in this business as a company. As a result, investors will have limited basis on which to evaluate our prospects in this new business. We may be unable to retain existing employees or attract new employees with the expertise necessary to operate the anticipated Electronics Infrastructure Business.
Our anticipated Electronics Infrastructure Business is subject to all of the risks, uncertainties and difficulties frequently encountered by start-up companies and companies entering a new and rapidly evolving market, many of which are beyond our control. We may fail to identify attractive opportunities, acquire suitable Electronics Assets, develop a viable operating model, generate revenue, achieve profitability or create stockholder value. If we are unable to execute this business plan successfully, our business, financial condition, results of operations and prospects could be materially and adversely affected, and the value of our Class A common stock could decline substantially.
Our Electronics Infrastructure Business is highly speculative, uncertain, unproven and subject to change, and we may be unable to implement it successfully or at all.
Our anticipated Electronics Infrastructure Business is at a very early stage of development. We are investigating potential opportunities in the computing infrastructure market, but our plans remain preliminary and may change materially. The anticipated Electronics Infrastructure Business is uncertain, unproven, and subject to significant risks. Because our strategy is evolving, we are required to make significant assumptions regarding market conditions, customer demand, competition, asset pricing, financing availability, utilization, operating costs, monetization opportunities, technological developments and other factors. These assumptions, among many others, may prove to be incorrect. Even if we are able to acquire Electronics Assets and begin operations, we may be unable to establish profitable or sustainable business lines. If our assumptions are incorrect or if our strategy changes materially, our business, financial condition, results of operations and the market price of our Class A common stock could be materially adversely affected.
Following closing of the Asset Sale, we will have sold all of the assets of the business we historically operated and we will be operating a business that differs from our primary historical business.
The Asset Sale involves the sale of the assets relating to our existing footwear business and a significant amount of our historical operating assets. As a result, following the closing of the Asset Sale, we will no longer operate the business with which investors have historically associated the Company. Instead, we will be operating new assets in a different business.
We will need to expand or build substantial parts of our business, including strategy, personnel, processes, controls, systems, counterparties, customer relationships, vendor relationships, branding and market positioning. We may not be successful in doing so. Companies attempting a transition of this magnitude often encounter unforeseen costs, delays, execution issues and strategic failures. If our continuing business does not develop successfully, we may fail to generate meaningful revenue, incur substantial losses, need to raise additional capital on unfavorable terms, need to declare bankruptcy, or pursue additional strategic alternatives. Any such outcome could materially and adversely affect our stockholders.
We may fail to transition successfully from a consumer products company to a computing infrastructure company.
The successful operation of a computing infrastructure business requires capabilities that differ substantially from those required to operate a consumer footwear and apparel business. These capabilities may include, among other things, expertise in sourcing and evaluating specialized computing equipment, structuring leases and sale/lease-back transactions, understanding enterprise and institutional customer needs, managing technology asset life cycles, evaluating utilization and residual value risk, negotiating technical services and hosting arrangements, complying with industry-specific laws and regulations and managing specialized technical and operational risks.
We may be unable to develop or acquire these capabilities in a timely or cost-effective manner. We may also experience difficulty adapting our internal processes, financial reporting systems, disclosure controls and risk management framework to support a fundamentally different business model. If we are unable to manage this transition effectively, our business and prospects could be materially harmed.
Our disclosures regarding our anticipated business necessarily involve substantial estimates and assumptions and may become inaccurate or incomplete as circumstances evolve.
Because our anticipated Electronics Infrastructure Business is at an early stage, our public disclosures regarding the business, opportunities, risks, economics, financing needs, market demand, asset acquisition plans, monetization strategies and expected results necessarily depend on estimates, expectations and assumptions that may prove to be incomplete, inaccurate or subject to rapid change. In many cases, we may have only limited operating experience or third-party information on which to base such judgments. As a result, subsequent developments may differ materially from what is described in our public filings. If investors, regulators, counterparties or other stakeholders believe that our disclosures were incomplete, insufficiently qualified, overly optimistic or otherwise misleading, we could face reputational harm, litigation, regulatory scrutiny, stock price volatility and other adverse consequences. Any such developments could materially adversely affect our business and financial condition.
The anticipated Electronics Infrastructure Business may never generate meaningful revenue, achieve profitability or produce positive cash flow.
Our anticipated Electronics Infrastructure Business may require substantial upfront capital expenditures, ongoing operating expenditures and significant management attention before it generates any material revenue, if at all. There can be no assurance that we will be able to generate customer demand, establish commercially reasonable pricing, maintain satisfactory utilization rates, structure profitable monetization arrangements or achieve sufficient scale to cover our costs.
Even if we generate revenue, our costs may be greater than we expect, including costs associated with acquiring Electronics Assets, financing, maintenance, logistics, hosting, insurance, professional services, regulatory compliance, public company obligations, personnel and litigation. As a result, we may continue to incur losses for an extended period or indefinitely, and we may never achieve profitability or positive cash flow. If that occurs, the value of our business and our Class A common stock could decline materially.
We will face intense competition from larger, more experienced and significantly better-capitalized companies, and we may be unable to compete effectively.
The computing infrastructure market is intensely competitive and evolving rapidly. We expect to compete, directly or indirectly, with a range of participants, including large technology companies, cloud service providers, infrastructure operators, data center operators, equipment owners and lessors, investment firms, financial sponsors and other market participants with substantially greater financial, technical, operational and managerial resources than we have.
Many of these competitors have significantly longer operating histories, more established brands, deeper customer relationships, superior access to capital, better procurement terms, more sophisticated technical capabilities, more extensive infrastructure and greater tolerance for risk than we do. These competitors may be able to acquire Electronics Assets at lower cost, offer more attractive pricing or commercial terms, absorb volatility more effectively, deploy assets more quickly and secure customers and strategic relationships more successfully than we can. Our limited resources relative to these competitors may materially impair our ability to compete, generate revenue and create stockholder value.
We have significantly fewer resources than many of the companies with which we would compete, which could materially impair our ability to execute our business plan.
After the Asset Sale, our available cash, remaining assets and organizational resources will be extremely limited. The anticipated Electronics Infrastructure Business will likely require significant capital, personnel, systems and third-party relationships. Larger and more established companies may have access to more favorable financing, stronger supplier relationships, greater technical expertise, lower cost structures and more diversified revenue streams.
Because our resources are expected to be substantially more limited than those of many competitors and counterparties in this market, we may be unable to pursue attractive opportunities, withstand pricing pressure, tolerate delays in monetization, absorb operational setbacks or respond effectively to changes in market conditions. If we are unable to compete effectively due to our comparatively limited resources, our business, financial condition and prospects could be materially adversely affected.

Our ability to execute the anticipated Electronics Infrastructure Business will depend on our ability to obtain substantial capital, and such capital may not be available on acceptable terms or at all.
The acquisition and monetization of Electronics Assets may require substantial capital and the proceeds from the Facility may not be sufficient to fund our strategy, operations or liquidity needs, and we may require additional debt or equity financing sooner than we currently expect. We expect to continue to incur significant cash needs, including for personnel costs, public company costs, professional fees, transaction expenses, working capital, debt service and the costs of attempting to develop the anticipated Electronics Infrastructure Business. Our cash resources may be exhausted more quickly than we expect, and we may run out of cash before we are able to secure additional financing.
Capital markets conditions, our limited operating history in the anticipated Electronics Infrastructure Business, the speculative nature of our strategy, trading volatility in our Class A common stock, our financial condition, investor sentiment regarding our transition and other factors may make it difficult or impossible for us to obtain additional capital on terms that are acceptable to us, or at all. If financing is unavailable or available only on unfavorable terms, we may be forced to delay or abandon acquisitions, curtail operations, sell assets at unattractive prices, issue additional equity that is highly dilutive, incur restrictive indebtedness, drastically reduce expenses, cease operations, declare bankruptcy, or pursue other strategic alternatives. If we are unable to raise capital when needed, we may run out of cash. Any of these outcomes could materially adversely affect our business and stockholders.
Only the initial $5.25 million of the contemplated Facility is committed, the remaining $44.75 million is solely at the option of the holders of the Convertible Notes and if we do not obtain additional funding we may run out of cash.
The Convertible Notes, if issued, would be issued in multiple closings. Although we have entered into an Amended and Restated Securities Purchase Agreement relating to the Facility, only the first $3.25 million in aggregate principal amount of the Convertible Notes has been issued. Further, only $5.25 million in aggregate principal amount of the Convertible Notes (inclusive of the $3.25 million in aggregate principal amount of the Convertible Notes that has been issued) is committed for issuance. The remaining $44.75 million in aggregate principal amount of the Convertible Notes in additional tranches is solely at the option of the holders of the Convertible Notes.
The initial issuance of Convertible Notes would cover only a limited portion of the contemplated aggregate principal amount of the Facility, and the remaining additional tranches are solely at the option of the holders of the Convertible Notes. Accordingly, there can be no assurance that we will receive the full amount of the contemplated financing, or any amount beyond the initial $5.25 million. Stockholders should not assume that the holders of the Convertible Notes will elect to fund any additional tranche, and the initial committed amount will very likely be insufficient to fund our planned operations, liquidity needs or business strategy for any significant period of time.
If the holders of the Convertible Notes elect not to fund additional tranches, we very likely will not have access to the capital necessary to purchase Electronics Assets, develop operations or pursue our business plan. In such event, we may need to seek alternative financing, which may not be available on favorable terms or at all. We may also be forced to scale back or abandon aspects of our strategy, delay implementation, materially reduce operations, sell assets, cease operations, declare bankruptcy, or pursue other strategic alternatives. Without additional funding beyond the initial committed amount, we may run out of cash. Our inability to obtain the expected financing under the Facility could materially and adversely affect our business, liquidity, prospects and the market price of our Class A common stock.
Our indebtedness and the terms of the Convertible Notes could materially adversely affect our liquidity, financial condition and operational flexibility.
The Convertible Notes, if issued, would constitute indebtedness of the Company. Indebtedness may require us to use cash flow to satisfy principal, interest, redemption, amortization or other payment obligations rather than for working capital, capital expenditures, acquisitions or other corporate purposes. In addition, the financing documents provide for economic and other terms that could be expensive and highly dilutive, including a stated interest rate of 12%, an original issue discount of 5%, variable conversion pricing and default provisions that may increase amounts owed (including a 25% default premium), any of which could materially adversely affect our liquidity, stockholders and prospects. The Convertible Notes are senior secured obligations and would, following the Closing of the Asset Sale, be secured by all of the assets of the Company and its subsidiaries, including all Electronics Assets. If our cash resources are limited, these obligations could exacerbate our liquidity constraints, reduce the time period during which we can continue operating and increase the risk that we may run out of cash.
In addition, the financing documents contain covenants, restrictions, defaults, remedies, rights and other provisions that could limit our flexibility in operating our business. These provisions may restrict our ability to incur additional indebtedness, grant liens, engage in certain transactions, raise capital, transfer assets, make strategic changes or otherwise operate our business as management believes is appropriate. If we fail to comply with the terms of the financing documents or if an event of default occurs, the holders of the Convertible Notes may exercise remedies, including remedies against collateral, that could have a material adverse effect on our liquidity, assets, financial condition and ability to continue operations. Our indebtedness could therefore materially impair our ability to execute our strategy successfully and could increase the risk that we may be unable to continue as a going concern.
The rights granted to the holders of the Convertible Notes may significantly limit our strategic and operational flexibility and may create governance or influence concerns.
The financing documents grant the holders of the Convertible Notes significant rights, including rights relating to future financings, registration, conversion and other matters. For example, for twenty-four months following the issuance date, the holders of the Convertible Notes would have the right to co-invest for at least 55% of certain future financing transactions on the same terms as other investors. The Company also granted registration rights and other rights under the financing documents.
These rights may limit our flexibility to pursue capital raising, strategic transactions or operational decisions on terms and timelines that we would otherwise consider desirable. The of holders of the Convertibles Notes interests may not always align with the interests of the Company or our stockholders generally. In addition, the existence of these rights may discourage other investors or counterparties from transacting with us, may complicate future financing efforts, may constrain our ability to negotiate with third parties and may result in disputes regarding interpretation or compliance. Any such limitations, deterrent effects or disputes could adversely affect our business and prospects.
The of holders of the Convertibles Notes right to appoint a new Chief Operating Officer may create management, integration, governance and strategic execution risks.
In connection with the Facility, the holders of the Convertibles Notes have the right to appoint a new Chief Operating Officer of the Company. The appointment of a senior executive selected by the holders of the Convertible Notes may create significant operational, governance and management risks. We may experience difficulties integrating such executive into our organization, aligning responsibilities and authority, retaining other key personnel, defining reporting lines, maintaining management cohesion or ensuring consistent execution of strategy.
There can be no assurance that any such executive will possess the necessary skills, judgment, cultural fit or industry experience to assist the Company successfully in implementing the anticipated Electronics Infrastructure Business. The appointment of a new Chief Operating Officer could also create actual or perceived conflicts of interest, uncertainty among employees, counterparties and investors, or disputes within management or the Board. Any of these issues could materially adversely affect our business and execution of our strategy.
We may experience turnover in senior management and on our Board as a result of the Asset Sale.
None of our existing executive officers or directors is obligated to continue serving the Company for any specified period following the closing of the Asset Sale, the financing transactions relating to our Electronics Infrastructure Business, or the implementation of our anticipated Electronics Infrastructure Business. As a result, we may experience substantial turnover in senior management and on our Board during a period in which continuity of leadership, institutional knowledge and strategic oversight may be especially important.
In particular, one or more of our current executive officers may resign or otherwise cease to serve the Company following the consummation of the proposed transactions. Similarly, one or more of our current directors may resign or elect not to continue serving on our Board. Such turnover may be exacerbated by the fact that the successful operation of the Electronics Infrastructure Business requires specialized capabilities that differ substantially from those required to operate our historical consumer footwear and apparel business. Any such turnover could result in a loss of institutional knowledge, reduced management continuity, weakened oversight, disruption to strategic execution, delays in implementing the anticipated Electronics Infrastructure Business, uncertainty among employees, counterparties and stockholders, and difficulty maintaining effective disclosure controls, internal control over financial reporting and corporate governance processes. Significant turnover could also create actual or perceived governance concerns, increase the risk of disputes regarding the direction of the Company and make it more difficult to attract and retain qualified personnel and directors. Any of these developments could materially and adversely affect our business, financial condition, results of operations, prospects and the market price of our Class A common stock.
Our current management team and workforce has limited experience in the Electronics Infrastructure Business, and our need to recruit, retain and train personnel with new skill sets may increase costs and execution risk.
Historically, our management team and employees have operated a consumer footwear and apparel business. Following the Asset Sale, we will need to operate a fundamentally different business that may require expertise in areas such as GPUs and related computing infrastructure, asset finance and leasing structures, technology operations, customer contracting, cybersecurity and regulatory compliance. We may be unable to retain existing personnel, train personnel effectively, or hire additional qualified personnel in a timely manner or on acceptable terms. If we fail to build and maintain a team with the requisite capabilities, we may be unable to execute our strategy, maintain effective controls and disclosure processes, or create stockholder value, and our business, financial condition and results of operations could be materially adversely affected.
We may need to raise additional capital through future equity issuances, which may be highly dilutive to existing stockholders.
We may need to raise substantial additional capital to implement our business plan, support operations, fund acquisitions, satisfy obligations, respond to market opportunities or address unforeseen developments. Any future equity or equity-linked financing would be dilutive to existing stockholders, potentially materially so.
In addition, future issuances may occur at prices below the then-current market price of our Class A common stock or below prices previously paid by stockholders, and could include terms favorable to new investors, such as discounts, anti-dilution protections, liquidation preferences, registration rights, board or management influence rights or other protections. Such issuances could materially dilute existing stockholders’ economic and voting interests and could adversely affect the market price of our Class A common stock.
The market price of our Class A common stock may not reflect the fundamental value or prospects of the anticipated Electronics Infrastructure Business, and any increase in our stock price following announcement of such business may not be sustained.
The market price of our Class A common stock may be influenced by speculation, momentum trading, limited public float, short covering, media attention, social media commentary, investor enthusiasm regarding artificial intelligence or computing infrastructure themes, or other factors unrelated or disproportionate to our underlying business fundamentals. Following announcement of anticipated transactions, our stock price may experience substantial volatility or appreciation. There can be no assurance that any such increase will be sustained.
Investors may have only limited information regarding our anticipated Electronics Infrastructure Business and may make investment decisions based on assumptions about our future business that do not materialize. If market expectations change, if our business plan is not executed successfully, if our financing arrangements prove insufficient or restrictive, if our disclosures are challenged, or if broader market sentiment weakens, the market price of our Class A common stock could decline sharply, and stockholders could lose all or a substantial portion of their investment.
Our Class A common stock has been, and may remain, highly volatile, and stockholders may lose all or a substantial part of their investment.

The market price of our Class A common stock has been, and may continue to be, highly volatile. Volatility may result from, among other things, our proposed Asset Sale, the anticipated shift in our business strategy, uncertainty regarding the Electronics Infrastructure Business, potential dilution, actual or anticipated financings, litigation, analyst commentary, market sentiment regarding artificial intelligence and computing infrastructure businesses, and general market and macroeconomic conditions.
This volatility may be substantial and could occur regardless of our operating performance. As a result, stockholders may be unable to sell their shares at desired prices or at all, and may lose all or a substantial portion of their investment. In addition, volatility in our stock price could increase the risk of securities litigation and other claims.
Market enthusiasm for artificial intelligence, GPUs and computing infrastructure may be temporary, concentrated, cyclical or disconnected from our ability to benefit from it, and demand for our anticipated business may not develop as expected.
The anticipated Electronics Infrastructure Business is premised in part on expected demand for computing infrastructure, including infrastructure capable of supporting artificial intelligence and machine learning workloads. Market interest in these areas may fluctuate significantly and may be affected by technological shifts, customer spending patterns, economic conditions, changes in competitive offerings, regulatory developments and other factors beyond our control. Demand may also be affected by changes in model architectures, software optimization, inference efficiency, the adoption of alternative chips or system designs, greater utilization of existing installed capacity, shifts from training to inference workloads, or the ability of hyperscalers and other large market participants to internalize demand. As a result, growth in the AI sector may not translate into corresponding demand for the assets we acquire or the business model we seek to develop.
We may be unable to complete the purchase and lease of the Electronics Assets, including the Purchased GPU Assets, on the terms, in the amounts or on the timeline we currently anticipate, or at all.
As disclosed, using proceeds from the initial tranche of the Convertible Notes, the Company, through the Lessor, has purchased the Purchased GPU Assets. Simultaneously, the Lessor entered into an approximately $2.75 million, three-year lease agreement with the Lessee for the Purchased GPU Assets, with an end-of-term purchase option provided to the Lessee. This lease agreement represents the Company’s first transaction within its anticipated Electronics Infrastructure Business. Our anticipated Electronics Infrastructure Business depends in significant part on our ability to identify, acquire and monetize graphics processing units and related high-performance computing infrastructure and other Electronics Assets, including the Purchased GPU Assets. There can be no assurance that we will be able to complete the purchase of any such Electronics Assets, including the Purchased GPU Assets, enter into leases or other monetization arrangements with respect to such assets, or do so on terms, in quantities or on a timeline consistent with our current expectations. The completion of any such acquisitions or monetization transactions may be subject to numerous conditions, uncertainties and contingencies, including the availability of financing, the willingness of counterparties to transact, the availability and pricing of suitable assets, completion of diligence, negotiation of definitive documentation, receipt of any required consents or approvals, logistics and deployment considerations, market conditions and other factors beyond our control.
Even if we are able to acquire Electronics Assets or enter into leases or other monetization arrangements, the terms of such transactions may differ materially from what we currently anticipate, including with respect to purchase price, lease rates, duration, return conditions, risk allocation, maintenance obligations, hosting arrangements, insurance requirements, default provisions, residual value assumptions, counterparty protections and other economic or operational terms. If we are unable to complete such transactions, if they are delayed, or if they are completed only on less favorable terms than we expect, our ability to implement our anticipated Electronics Infrastructure Business could be materially adversely affected. In such circumstances, we may be unable to deploy capital effectively, generate expected revenue, achieve anticipated returns, satisfy our liquidity needs, execute our business plan or avoid pursuing additional financing, curtailing operations, declaring bankruptcy, or other strategic alternatives.
Changes in AI technologies, model architectures, software optimization and customer procurement strategies may reduce demand for the types of Electronics Assets we expect to acquire or may shift value to participants other than us.

The AI and high-performance computing markets are evolving rapidly, and changes in model design, inference techniques, software optimization, workload management, chip architectures, custom silicon, integrated hardware-software platforms and cloud procurement models may reduce demand for particular categories of GPUs or other Electronics Assets or shorten their useful economic lives. In addition, value in the AI ecosystem may accrue disproportionately to chip designers, hyperscalers, cloud platforms, model developers, software providers or vertically integrated operators, rather than to independent owners or lessors of computing equipment. If technological developments or changes in customer behavior reduce demand for the assets we acquire, compress pricing, shorten deployment periods or otherwise diminish the economics of our anticipated business model, our business and prospects could be materially adversely affected.
Demand for AI-related or high-performance computing infrastructure may not grow as expected, may grow more slowly than anticipated, may become concentrated in the hands of a small number of large incumbents, or may be satisfied through technologies, business models or providers that do not benefit us. Customers may prefer to procure computing capacity from hyperscale cloud providers, vertically integrated platforms, strategic partners or operators with established technical, operational and financing capabilities, rather than from us. In addition, current market enthusiasm may reflect speculative activity, temporary shortages, unusually strong capital spending by a limited number of participants or expectations that are not sustained. If market enthusiasm proves temporary, if capital investment in this sector declines, if AI workloads become less infrastructure-intensive than expected or if demand for our anticipated offerings does not materialize, our strategy may not succeed.
The markets for GPUs and related computing infrastructure are characterized by rapid technological change, vendor concentration and supply-chain dependencies, including dependencies involving advanced chip fabrication, and our Electronics Assets may become obsolete or less available more quickly than we expect.
The value of GPUs and related high-performance computing infrastructure depends in significant part on technological relevance, performance, efficiency, software compatibility, customer preferences, vendor roadmaps and the pace of product innovation. These factors may change rapidly. New generations of equipment may render existing Electronics Assets less competitive, less desirable or materially less valuable over short periods of time. In addition, the development and supply of advanced GPUs and related components are highly concentrated among a limited number of designers, manufacturers, foundries, packaging providers and other supply-chain participants, including third parties involved in advanced semiconductor fabrication and related processes. Disruptions, delays, shortages, allocation decisions, quality issues, capacity constraints or geopolitical events affecting any such participants, including Taiwan Semiconductor Manufacturing Company (“TSMC”) or other key semiconductor manufacturing or advanced-packaging providers, could materially affect the availability, cost, timing, performance characteristics or commercial value of the Electronics Assets we seek to acquire or monetize.
If the Electronics Assets we acquire become technologically outdated, difficult to deploy, incompatible with evolving software or customer requirements, less energy efficient than competing assets or otherwise less commercially attractive, we may be unable to monetize them at anticipated rates or at all. We may also be required to sell such assets at reduced prices, incur impairment charges, accelerate depreciation or commit additional capital to remain competitive. In addition, if future equipment generations are delayed, supply constrained, repriced, reallocated to other customers, subject to export restrictions or otherwise affected by disruptions involving semiconductor foundries, advanced packaging capacity, memory supply, interconnect components, networking equipment or other critical inputs, the competitive positioning and residual value of our existing or targeted Electronics Assets may be adversely affected in ways that are difficult to predict. Any such developments could materially adversely affect our business and financial condition.
We may acquire Electronics Assets at prices that do not permit us to earn acceptable returns.
The markets for GPUs and related infrastructure are highly competitive, supply-constrained and subject to pricing volatility. As a result, we may acquire Electronics Assets at elevated prices or on terms that later prove unattractive. The profitability of our anticipated business would depend on our ability to acquire assets at prices that permit attractive monetization, taking into account financing costs, carrying costs, utilization rates, residual value risk, operational expenses, maintenance, insurance and other factors. If we overpay for Electronics Assets, if market prices for such assets decline after acquisition, if customer pricing weakens, if utilization is lower than expected or if financing costs rise, the returns on our assets may be materially lower than anticipated, and we may incur losses. Our ability to forecast the value and returns of Electronics Assets may be limited, particularly given our lack of operating history in this business.
We may be unable to source sufficient Electronics Assets on acceptable terms, in desired quantities or on a timely basis due to supply constraints, allocation practices and concentrated industry dependencies, including dependencies relating to TSMC and other key supply-chain participants.
Our anticipated strategy depends on our ability to identify, acquire and deploy GPUs and related computing infrastructure. The supply of such assets may be constrained due to strong demand, manufacturing limitations, vendor allocation practices, supply chain disruptions, geopolitical events, export restrictions, tariffs, logistics challenges or other factors. Supply may also be adversely affected by concentration in semiconductor design, foundry capacity, advanced packaging, high-bandwidth memory, substrate availability, networking components, rack-level integration, data center equipment and other upstream inputs and services. In particular, a substantial portion of the industry’s supply of advanced AI chips depends on a limited number of manufacturing and packaging participants, including TSMC and other critical providers. Any disruption, delay, reprioritization, allocation decision, yield problem, natural disaster, cyber incident, labor issue, trade restriction, military conflict, political tension involving Taiwan or other adverse event affecting those participants or regions could materially impair the availability, timing or cost of Electronics Assets. We will also face competition from larger or more established buyers with stronger relationships, greater purchasing power and more technical expertise. If we are unable to source suitable Electronics Assets in sufficient quantities, on desired schedules or at prices and terms we consider acceptable, we may be unable to execute our strategy, satisfy customer needs, achieve scale or generate expected returns. Delays or constraints in asset sourcing could materially adversely affect our business and prospects.
Our anticipated business model depends on assumptions regarding customer demand, pricing, utilization, residual values and monetization opportunities that may prove incorrect.
We expect that the Electronics Infrastructure Business may involve sales, leases, sale/lease-back transactions and other monetization structures. The success of these arrangements would depend on numerous assumptions, including assumptions regarding demand from potential customers, the pricing they are willing to pay, contract duration, uptime requirements, asset utilization, residual values, maintenance costs, power and hosting costs, financing costs, counterparty creditworthiness and the availability of secondary market opportunities. If any of these assumptions prove to be incorrect, our anticipated business model may not be viable or may be materially less profitable than we currently expect. In particular, lower-than-expected utilization, pricing pressure, higher-than-expected costs, counterparty defaults or lower residual values could materially adversely affect our revenues, margins, asset values and overall business.
If we are unable to enter into profitable leases, sale/lease-back transactions or other monetization arrangements, the anticipated Electronics Infrastructure Business may fail.
Our anticipated strategy contemplates the monetization of Electronics Assets through one or more transaction structures, including sales, leases and sale/lease-back arrangements. There can be no assurance that we will be able to identify counterparties willing to enter into such arrangements on commercially acceptable terms or at all. Even if such arrangements are entered into, they may not be profitable, may involve significant risk allocation in favor of the counterparty, may require substantial customization or negotiation and may expose us to operational, legal, tax, accounting and credit risks. If we are unable to structure and consummate attractive monetization transactions, our Electronics Assets may remain underutilized or idle, our returns may be materially impaired and our anticipated business may not be successful.
Our revenues may be concentrated in a small number of customers, counterparties, transactions or assets, and the loss of any significant customer or transaction could materially harm us.
Because our anticipated Electronics Infrastructure Business would be early stage, we may initially depend on a small number of customers, transactions, financing sources, vendors, facilities or asset deployments. As a result, our revenues and business prospects may be highly concentrated. The loss, reduction, delay, default, insolvency or dispute involving any significant customer or counterparty could materially adversely affect our revenues, cash flows and prospects. In addition, concentration may reduce our negotiating leverage, increase earnings volatility and make our business more susceptible to disruptions affecting particular counterparties or assets. If we are unable to diversify our customer base or monetization channels over time, our business could remain subject to heightened risk.
Counterparties to our leases, monetization arrangements or other transactions may default, terminate early, fail to renew or otherwise not perform as expected.
If we enter into leases, sale/lease-back transactions, financing arrangements, hosting agreements or other commercial contracts, we will be exposed to counterparty credit, performance and enforcement risk. Our counterparties may become unwilling or unable to perform their obligations, may dispute contractual terms, may seek concessions, may terminate agreements early, may fail to renew agreements or may become insolvent or bankrupt. Any such nonperformance could reduce our revenues, impair the value of our Electronics Assets, increase our costs, require costly enforcement efforts, result in litigation or force us to re-market assets on less favorable terms. These risks may be heightened in periods of economic volatility or in emerging or rapidly changing markets. Counterparty nonperformance could materially adversely affect our business and financial condition.
Our anticipated Electronics Infrastructure Business may be exposed to residual value risk and remarketing risk.
If we acquire Electronics Assets and seek to monetize them through leases, sale/lease-back transactions or other arrangements, the returns on those assets may depend in part on the residual value of the assets at the end of a contractual term or anticipated holding period. The residual value of GPUs and related computing infrastructure may be difficult to predict and may decline materially due to technological change, changes in customer preferences, increased supply, reduced demand, the introduction of newer or more efficient products, changes in software compatibility, changes in energy efficiency expectations or other market developments. If the residual value of any Electronics Assets is lower than we expect, we may be unable to sell, re-lease, redeploy or otherwise monetize those assets on favorable terms or at all. We may also be required to reduce pricing, accept lower returns, record impairment charges or incur additional costs in remarketing or reconfiguring assets. Any such developments could materially and adversely affect our business, financial condition, results of operations and prospects.
The anticipated Electronics Infrastructure Business requires specialized technical, operational, commercial and financial expertise that we may be unable to attract, retain or develop, and our current personnel may have limited experience in this business.
The successful implementation of our anticipated strategy will depend on our ability to recruit, retain and manage personnel with specialized expertise in areas such as GPUs, high-performance computing, infrastructure operations, leasing, asset finance, data center economics, enterprise sales, procurement, logistics, compliance, cybersecurity, valuation and accounting. Historically, our management team and employees have operated a consumer footwear and apparel business, and we may have limited institutional knowledge and capabilities in the computing infrastructure and AI ecosystem. Such personnel are in high demand and may command compensation packages that are significantly greater than those we have historically paid. We may be unable to attract suitable personnel on acceptable terms or at all. Competition for talent in the computing infrastructure and AI ecosystem is intense, and our limited operating history in the new business, uncertain prospects and post-Asset Sale profile may make us a less attractive employer than larger, more established competitors. If we fail to hire, retain and develop the personnel necessary to operate the business, our strategy may not succeed.
We may experience substantial difficulties integrating new personnel and establishing an organization capable of operating the anticipated Electronics Infrastructure Business.
Even if we are able to recruit experienced personnel, we may face substantial integration challenges. Building a new operating team in a materially different business may create uncertainty regarding roles, reporting lines, decision-making, performance expectations and accountability. Rapid organizational change may reduce morale, increase turnover, create inefficiencies and distract management. Moreover, new personnel may have differing strategic views, risk tolerances or operating styles. We may also be required to rely heavily on a relatively small number of individuals, increasing key-person risk. Any inability to integrate personnel successfully and build an effective organization could materially impair our execution of the anticipated business plan.

We may implement workforce reductions, and related costs and legal compliance requirements could be significant and could expose us to litigation, regulatory scrutiny or reputational harm.
Following the Asset Sale and during the transition to our anticipated Electronics Infrastructure Business, we may determine that workforce reductions, restructurings or other organizational changes are necessary. Such actions could result in substantial costs, including severance, retention, benefits, outplacement and other charges. Workforce reductions may also require us to comply with applicable employment and labor laws, including notice requirements such as those under the Worker Adjustment and Retraining Notification (WARN) Act and similar state and local laws, and any failure to comply could result in fines, penalties, damages and litigation. In addition, workforce reductions may adversely affect morale, productivity, institutional knowledge, our ability to attract and retain talent and our ability to implement our strategy, any of which could materially adversely affect our business and prospects.
Our management team and Board may be distracted by the Asset Sale, financing transactions, litigation risk, and organizational transition.
The matters currently being undertaken by our management involve substantial complexity and may require significant time and attention from our management team and Board. In addition to the execution of the Asset Sale and the contemplated financing, we must manage the sale and transition of the Company’s historical business, develop and implement a new strategy, address public company obligations, and communicate with investors and stakeholders. These demands may divert management and Board attention from the day-to-day development and execution of the Electronics Infrastructure Business and may impair our ability to make timely and effective operational decisions. If our management team and Board are unable to manage these multiple priorities successfully, our business and prospects could be materially adversely affected.
We may need to build new systems, policies, procedures and internal controls and failures in doing so could harm us.
The Electronics Infrastructure Business would likely require new or significantly revised systems, processes and controls, including for asset acquisition, deployment, valuation, inventory and fixed asset management, customer contracting, revenue recognition, credit evaluation, compliance, insurance, cybersecurity, maintenance, financial reporting and disclosure controls. We may not be able to develop and implement such systems and controls effectively or on a timely basis. If we fail to establish adequate systems, policies, procedures and internal controls, we may experience operational inefficiencies, financial reporting errors, control deficiencies, asset losses, compliance failures, customer disputes, litigation exposure and reputational harm. Any such failures could materially adversely affect our business, results of operations, financial condition and ability to satisfy public company obligations.
We may incur significant losses arising from equipment failures, downtime, maintenance issues, defects, damage or other operational disruptions.
Electronics Assets and related infrastructure are subject to operational risks, including hardware failure, defects, overheating, power interruptions, cooling failures, networking issues, software incompatibility, improper configuration, transportation damage, theft, maintenance errors and other disruptions. Such events may reduce performance, delay deployment, impair availability, increase operating costs, cause contractual disputes or expose us to claims for damages. If we are unable to prevent or mitigate these operational risks effectively, our ability to monetize Electronics Assets could be materially impaired. In addition, equipment failures or disruptions could harm our reputation, reduce customer trust and materially adversely affect our revenues and profitability.
Our anticipated business may expose us to additional cybersecurity, data security, technology integrity and related risks.
Although our role in any given transaction may vary, ownership, deployment, hosting or monetization of Electronics Assets may expose us to additional cybersecurity, data protection, technology integrity and related risks. These risks may arise from vulnerabilities in hardware, firmware, software, networking, remote access tools, management systems or third-party service providers. Malicious actors may seek to disrupt operations, gain unauthorized access to systems, exfiltrate data, misuse computing resources or impair asset functionality. Cybersecurity incidents or security vulnerabilities could result in downtime, financial losses, reputational harm, legal claims, regulatory scrutiny, contractual liability and increased costs. We may also be required to incur significant expenditures to detect, prevent, respond to and remediate such issues. As our anticipated business develops, these risks may increase in significance.
We may depend on third parties across a concentrated and complex supply chain for hosting, operation, logistics, maintenance, procurement, manufacturing and other critical functions, and failures by those third parties could materially harm us.
Our anticipated business may depend heavily on third parties, including manufacturers, designers, foundries, advanced-packaging providers, distributors, brokers, resellers, hosting providers, data center operators, logistics providers, maintenance providers, insurers, technical consultants, networking providers and financing counterparties. We may have limited control over these third parties, and their failure to perform could disrupt our business. Third-party failures may include delays, service interruptions, insolvency, breaches of contract, negligence, cybersecurity incidents, quality issues, cost increases, labor disputes, regulatory violations, capacity constraints, allocation decisions or other misconduct. Because important parts of the AI and semiconductor ecosystem are concentrated in a relatively small number of suppliers and service providers, including participants involved in advanced chip fabrication and packaging, adverse developments affecting any such participant may have outsized effects on pricing, availability and deployment timelines throughout the market. If any critical third party fails to perform adequately or if we are unable to replace such party on acceptable terms, our business, financial condition and prospects could be materially adversely affected.
We may be exposed to asset concentration risk.
Especially during the early stages of our anticipated Electronics Infrastructure Business, we may invest in a limited number of high-value Electronics Assets, a limited number of equipment types or configurations, or assets associated with a limited number of use cases, counterparties or deployment environments. As a result, our business and financial performance may be disproportionately affected by adverse developments affecting particular assets, asset categories or deployment strategies. If a concentrated set of assets becomes obsolete, is difficult to deploy, experiences operational issues, declines in market value, fails to meet customer needs or is adversely affected by changes in technology, pricing, regulation or customer demand, our business could be materially harmed. Asset concentration may also increase volatility in our revenues, returns and asset values and reduce our ability to manage risk through diversification.
We may face vendor concentration risk, including risk arising from reliance on a small number of chip designers, semiconductor manufacturers, foundries, packaging providers and other concentrated supply-chain participants.
The market for GPUs and related computing infrastructure may depend on a limited number of manufacturers, chip designers, foundries, advanced-packaging providers, memory suppliers, networking vendors, distributors, resellers or other supply channels. To the extent our anticipated business relies on equipment produced or supplied by a small number of vendors, we may be exposed to significant vendor concentration risk. Those vendors may change pricing, reduce supply, prioritize other customers, alter product specifications, limit warranty or support coverage, impose restrictive contractual terms, change channel relationships or discontinue certain product lines. In addition, many advanced AI systems depend on highly concentrated semiconductor manufacturing and packaging ecosystems, including TSMC and other key industry participants. Any deterioration in our relationship with key vendors, or any adverse development affecting a major vendor or supply-chain participant, including manufacturing delays, yield issues, packaging bottlenecks, allocation decisions, financial distress, regulatory restrictions, supply chain disruptions, cyber incidents, natural disasters, labor disruptions, geopolitical tensions involving Taiwan, litigation or reputational harm, could impair our ability to source, maintain, support or monetize Electronics Assets. Our dependence on a limited number of vendors and industry participants could materially and adversely affect our anticipated business.
Disruptions affecting TSMC, Taiwan or other critical semiconductor manufacturing hubs could materially impair the availability, cost and value of the Electronics Assets on which our anticipated business would depend.

A significant portion of the global supply of advanced semiconductors used in high-performance computing and AI applications is manufactured, directly or indirectly, through highly concentrated supply chains centered in Taiwan and involving TSMC and other specialized industry participants. As a result, natural disasters, power shortages, water shortages, industrial accidents, cyber incidents, equipment failures, labor disruptions, export controls, trade restrictions, sanctions, blockades, military activity, heightened tensions between China and Taiwan, changes in U.S. or foreign policy, or other geopolitical or operational disruptions affecting Taiwan, TSMC or related suppliers could materially reduce the availability of advanced GPUs and related components, increase lead times and costs, or cause abrupt changes in market pricing and allocation. Any such event could impair our ability to acquire Electronics Assets, delay deployments, reduce utilization, increase capital requirements, adversely affect residual values and materially harm our business, financial condition and prospects.
We may be exposed to logistics, transportation and custody risks.
Electronics Assets may consist of high-value, specialized and potentially sensitive equipment that must be shipped, stored, installed, removed, redeployed and, in some cases, recovered or returned. These activities may subject us to risks of loss, theft, damage, delay, misdelivery, improper handling, installation error, environmental exposure, chain-of-custody disputes and other logistics-related issues. Such risks may be heightened when assets are moved among facilities, across jurisdictions or through third-party logistics networks. If Electronics Assets are damaged, lost, delayed or mishandled, we may incur uninsured or underinsured losses, be unable to deploy equipment on schedule, experience interruptions in monetization, face disputes with customers or counterparties, or suffer reputational harm. Any such developments could materially adversely affect our business, financial condition and operating results.
The anticipated Electronics Infrastructure Business may be adversely affected by export controls, trade restrictions, tariffs, sanctions and other geopolitical or regulatory developments.
GPUs and related computing equipment may be subject to export control laws, sanctions regimes, import restrictions, tariffs, trade policies and other legal or geopolitical constraints. Regulatory regimes applicable to advanced computing technologies may change rapidly. Such developments could limit the availability of equipment, restrict our ability to acquire or transfer assets, reduce the universe of permissible counterparties, increase costs, delay transactions or expose us to compliance risk. In addition, geopolitical tensions, changes in trade relations, sanctions enforcement or other international developments may disrupt manufacturing and supply chains or materially affect the markets in which we seek to operate. Compliance with these laws and developments may require substantial resources and management attention. Any failure to comply, or any adverse legal or geopolitical development, could materially adversely affect our business.
Changes in law, regulation or government policy relating to artificial intelligence, advanced computing, energy usage, environmental matters or data center operations could materially adversely affect us.
The regulatory environment applicable to artificial intelligence, advanced computing, high-performance infrastructure, energy use, environmental impacts and data center-related operations may evolve significantly. New or modified laws, rules, regulations or government policies could restrict the deployment, ownership, financing, hosting or operation of Electronics Assets or could increase compliance burdens and costs. For example, governments may impose requirements relating to licensing, disclosures, energy efficiency, environmental permitting, emissions, procurement practices, customer due diligence, use restrictions, cybersecurity or reporting. Compliance with current and future legal requirements may be costly and time consuming, and we may be unable to do so effectively. Any adverse regulatory changes could materially harm our business and strategy.
Our anticipated business may depend on power availability, electricity pricing, cooling capacity and other infrastructure conditions that are beyond our control.
High-performance computing equipment may require substantial electrical power, cooling capacity, networking resources and suitable physical infrastructure. Power availability and pricing, cooling requirements, transmission constraints, facility availability and related infrastructure limitations may materially affect the cost, feasibility, location and profitability of deploying Electronics Assets. Power and cooling constraints may delay deployments, limit utilization, increase operating costs or reduce the competitiveness of our assets relative to newer or more efficient equipment. In addition, power prices and availability may be affected by weather, regulation, utility policy, grid constraints or geopolitical events. If we are unable to obtain suitable infrastructure conditions on acceptable terms, our anticipated business may be materially adversely affected.
We may be required to record significant impairment charges, valuation adjustments or other accounting charges relating to Electronics Assets or our continuing operations.
The value of Electronics Assets may fluctuate significantly due to technological change, market conditions, pricing trends, utilization levels, residual value expectations, changes in financing costs or other factors. If the carrying value of any Electronics Assets exceeds recoverable value or fair value, we may be required to record impairment charges or other accounting adjustments, which could be material. In addition, the transition in our business model may require us to make significant judgments and estimates regarding asset lives, residual values, revenue recognition, financing arrangements, contingencies, liabilities and other accounting matters. Such judgments may later prove incorrect. Material impairment charges, valuation changes or accounting adjustments could adversely affect our results of operations, financial condition and the market price of our Class A common stock.
Insurance may not adequately cover losses associated with Electronics Assets, technology operations, business interruption, cyber incidents or other claims.
Insurance for specialized computing assets and related operations may be expensive, subject to significant exclusions or unavailable in adequate amounts. We may elect to retain some risks ourselves, and even when insurance is available, it may not cover all losses, liabilities, business interruptions or claims to which we may be exposed. Coverage disputes may also arise. If we suffer losses, damage, business interruption, cyber incidents, professional liability claims, commercial disputes or other events not fully covered by insurance, our business and financial condition could be materially adversely affected. In addition, premiums may increase materially over time, reducing the profitability of our anticipated business.
Investors may have difficulty evaluating our future prospects because, after the Asset Sale, we may continue as a public company with a limited operating history in a new business and no historical information relevant to that business.
Following the Asset Sale, investors will have no historical financial information relevant to the anticipated Electronics Infrastructure Business. Our historical financial statements primarily reflect a materially different business. Accordingly, historical results may not be indicative of future performance, and investors may find it difficult to evaluate our prospects, strategy, valuation and risks. This limited visibility may contribute to volatility in our Class A common stock, reduce analyst coverage, impair investor confidence and make it more difficult for us to raise capital. If investors are unable to assess our future prospects accurately, the market price of our Class A common stock could be materially adversely affected.
We may not be able to maintain effective disclosure controls and procedures or internal control over financial reporting.
Our evolving business model, potential personnel changes, new financing arrangements, asset acquisitions, possible litigation and changing reporting considerations may increase the complexity of our financial reporting and public disclosures. If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, we may fail to report information accurately and timely, may be required to restate financial statements, may become subject to SEC scrutiny or stockholder claims and may suffer reputational harm. Any such failure could materially adversely affect our business and the market price of our Class A common stock.
Our accounting policies, judgments and financial reporting for the Electronics Infrastructure Business and the related financing arrangements are evolving, and we may be required to change our accounting treatment, which could result in additional costs, delays, volatility in our reported results or restatements.
The Electronics Infrastructure Business and the related acquisition, ownership and monetization of Electronics Assets, as well as the Facility and other financing arrangements, may involve accounting questions that require significant judgment and may not be fully resolved until we have additional information, complete further analysis or finalize our processes and systems. Our conclusions regarding critical accounting policies, unusual items, derivative and embedded derivative accounting, revenue recognition, asset lives, residual values, impairments, contingencies and other matters could change as we implement the new business, obtain additional guidance or interpret evolving facts and circumstances. Any changes in accounting treatment, the identification of additional accounting policies, the adoption of new controls and processes, or the discovery of errors or control deficiencies could require us to record additional charges, revise prior-period financial statements, delay the issuance of financial statements or other reports, or provide additional disclosures, any of which could adversely affect investor confidence, increase costs, expose us to claims and materially adversely affect the market price of our Class A common stock.
The proposed change in our corporate identity and strategic direction may create confusion, reduce credibility and harm our ability to establish the anticipated new business.
Following the Asset Sale, we intend to change our corporate name and cease operating the historical Allbirds footwear business. Our Board of Directors has not yet made a final decision on a new name for the company. This change in identity and strategic direction may create confusion among investors, counterparties, employees and other stakeholders regarding who we are, what business we are in and what capabilities we possess. Some market participants may question the credibility or viability of our new strategy or may be reluctant to transact with us until we establish a track record in the new business. Any reputational challenges, uncertainty or skepticism arising from our abrupt change in business and identity could impair our ability to hire personnel, attract counterparties, raise capital and create stockholder value.
The transition away from our historical business and public benefit may adversely affect stakeholder relationships and may give rise to additional disputes or claims.
Following the Asset Sale, we would no longer operate the historical business associated with the Allbirds brand and would no longer continue as a Delaware public benefit corporation focused on environmental conservation. Some stockholders, employees, customers, investors or other stakeholders may view this shift negatively or may assert that the Company has departed from the expectations on which they previously relied. As a result, we may experience reputational harm, stakeholder criticism, books-and-records demands, litigation, derivative claims or other disputes relating to our change in business strategy, corporate identity, public benefit orientation, disclosures or process. Any such matters could be time-consuming, costly and distracting and could materially adversely affect our business and prospects.
We may become subject to substantial stockholder litigation, derivative litigation, securities claims, books-and-records demands and other proceedings in connection with the Asset Sale, the Nasdaq Proposal and Facility, or the transition to the Electronics Infrastructure Business.
Transactions and strategic changes often give rise to litigation and other proceedings. In addition to litigation relating to the Asset Sale, we may face claims and demands arising from the Facility, the issuance or potential issuance of securities, alleged dilution, the change in our corporate name and strategy, the elimination of our public benefit corporation status, the adequacy of our disclosures, the role of the Board and management in evaluating and approving the transactions, the rights of holders of Convertible Notes and the possibility that the anticipated Electronics Infrastructure Business may not succeed. Such proceedings may include securities class actions, stockholder derivative actions, fiduciary duty claims, books-and-records demands, appraisal-related claims, claims relating to alleged misstatements or omissions, claims regarding conflicts of interest, creditor disputes and regulatory inquiries or investigations, including claims that may be asserted even if prior matters have been dismissed, settled or otherwise resolved. These matters may be brought regardless of merit and may consume substantial time and resources. Any such proceedings could result in injunctions, delays, settlements, judgments, damages, increased insurance costs, indemnification obligations, adverse publicity and significant legal expenses, any of which could materially adversely affect our business, financial condition and stockholders.
Any litigation, investigation or claim relating to our proposed new business or the matters described in the proxy statement could delay our plans, divert management attention and materially harm us.
Even if any claims asserted against us are without merit, litigation and investigations can be expensive, time-consuming and disruptive. They may divert management attention from implementing our strategy, impair our ability to complete the Asset Sale or financing transactions, reduce available cash, increase professional fees, delay commercial negotiations and harm our reputation with investors, counterparties and employees. In addition, litigation or investigations could cause us to incur substantial settlement costs, judgments, fines, penalties or additional disclosure obligations. These risks may be heightened in light of the significant market interest and stock price volatility that may accompany the matters described in the proxy statement. Any such matters could materially adversely affect our business and stockholders.
We may face disputes, litigation and other liabilities relating to the wind-down of our legacy retail operations, including store closures and lease termination matters.
In connection with the wind-down of our historical footwear business, we have closed all of our full price retail locations in the United States. These closures have given rise, and may continue to give rise, to disputes with landlords and other third parties, including claims relating to lease terminations, alleged defaults, restoration obligations, rent concessions, security deposits, guaranties, indemnities and related matters. These matters may result in litigation, arbitration, settlements, judgments or other liabilities and could require significant management attention, result in material expense and adversely affect our liquidity and our ability to fund and execute our continuing business strategy.
Even if any prior securities litigation has been resolved, we remain subject to significant securities litigation risk, which could increase as we pursue financings, experience stock price volatility or transition to a new business.
Our stock price may be volatile and our proposed transactions, financings and strategic transition may attract heightened investor attention and scrutiny. Even if claims asserted against us in the past have been dismissed, settled or otherwise resolved, we may be subject to new or renewed litigation, regulatory inquiries, stockholder demands or other proceedings relating to our disclosures, stock price movements, financings, alleged dilution, governance matters or the success or viability of our continuing business strategy. Defending such matters, regardless of merit, could be costly and time-consuming, could divert management’s attention, could result in significant settlement amounts, damages, fines or other penalties and could materially adversely affect our business, financial condition, results of operations and prospects.
If the anticipated Electronics Infrastructure Business is unsuccessful, we may be unable to continue as a going concern.
The success of our continuing business plan is uncertain. If we are unable to implement the anticipated Electronics Infrastructure Business successfully, generate meaningful revenues, raise sufficient capital, manage costs, satisfy obligations or otherwise sustain operations, we may not be able to continue as a going concern. As described in our Annual Report on Form 10-K for the year ended December 31, 2025, our audited financial statements include disclosure that conditions and events raise substantial doubt about our ability to continue as a going concern. In such event, we may need to seek additional financing, sell assets, drastically reduce operations, restructure obligations, or pursue strategic transactions. Any such outcome could materially reduce or eliminate value for stockholders.
Stockholders may not realize the benefits they expect from the proposed transactions and may lose all or a substantial portion of their investment.
The Asset Sale and anticipated Electronics Infrastructure Business may not produce the benefits that stockholders expect. The Company may fail to execute its continuing business strategy, may experience severe stock price volatility, may be unable to maintain its Nasdaq listing, may incur substantial litigation or financing costs, may be unable to raise additional capital and may ultimately fail. If one or more of these risks materialize, the market price of our Class A common stock could decline materially, and stockholders could lose all or a substantial portion of their investment.
Public company costs may consume a disproportionate amount of our remaining resources.
Following the Asset Sale, we expect to continue to incur substantial costs associated with being a public company, including costs relating to SEC reporting, Nasdaq compliance, legal and accounting services, audit requirements, internal controls, investor relations, directors’ and officers’ insurance, corporate governance, stockholder communications and other administrative and compliance functions. If our continuing operating business remains limited, develops more slowly than expected or fails to generate meaningful revenues, these costs may represent a disproportionate burden on our liquidity and financial resources. As a result, a significant portion of our available capital may be consumed by public company obligations rather than by investment in the anticipated Electronics Infrastructure Business. If public company costs are greater than expected, or if our remaining resources are less than expected, our ability to execute our strategy, remain listed on Nasdaq, maintain operations and create stockholder value could be materially adversely affected.
We may be unable to maintain analyst coverage, institutional investor interest or market support.
Because the Company would be transitioning away from its historical footwear business and toward a new and largely unproven Electronics Infrastructure Business, securities analysts, institutional investors and other market participants may have difficulty evaluating our business, strategy and valuation. Some analysts may discontinue coverage of the Company, and some institutional investors may be unwilling or unable to invest in a company with our anticipated post-Asset Sale profile. A reduction in analyst coverage, institutional ownership or broader investor interest could reduce liquidity in our Class A common stock, increase volatility, widen bid-ask spreads, impair market visibility and make it more difficult for us to access capital markets on favorable terms. Any such developments could materially adversely affect the market price of our Class A common stock and our overall prospects.
We may be exposed to tax risks associated with asset acquisitions, leasing structures, sale/lease-back transactions and other monetization arrangements.
Our anticipated Electronics Infrastructure Business may involve complex domestic, state, local and potentially international tax issues. The tax treatment of asset acquisitions, ownership, leasing transactions, sale/lease-back structures, financing arrangements, depreciation, revenue streams, property taxes, sales and use taxes, transfer taxes and other aspects of our anticipated business may be uncertain and may depend on highly technical rules and factual determinations. Tax authorities may challenge our positions, and changes in tax law, tax rates, regulations, administrative guidance or judicial interpretations could adversely affect the economics of our business model. In addition, tax compliance associated with asset-intensive and multi-jurisdictional operations may be costly and burdensome. If our tax positions are challenged successfully, or if the expected tax treatment of our transactions is not realized, we could incur additional taxes, penalties, interest and professional fees, which could materially and adversely affect our business, financial condition and results of operations.
We may be unable to obtain favorable accounting treatment for aspects of our anticipated monetization structures.
The accounting treatment of leases, sale/lease-back transactions, structured financings, revenue arrangements, residual interests and other monetization structures may be complex and may require significant judgment. The accounting for such transactions could affect the timing and amount of recognized revenue, expenses, assets, liabilities, depreciation, gains, losses and cash flow presentation. If the accounting treatment of our transactions differs from what we expect, or if our judgments and estimates are later challenged by our auditors, regulators or others, we may be required to revise our financial statements, record additional charges, change the classification of transactions, alter our disclosures or restate previously issued financial statements. Any such developments could materially and adversely affect our reported results, increase costs, divert management attention and impair investor confidence.
Risk Factors Relating to the Charter Amendment Proposal
If the Charter Amendment Proposal is approved, we will no longer be required to operate for the purposes included in our initial charter, which may harm our relationships with stakeholders and may adversely affect perceptions of our continuing business strategy and governance.
If we are no longer operating as a Delaware public benefit corporation, customers, employees, business partners, investors and other stakeholders may view that change negatively. Our current status as a public benefit corporation requires that we produce a public benefit and operate in a responsible and sustainable manner, while balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the specific public benefit of environmental conservation that is identified by our Certificate of Incorporation. Eliminating that status could damage our reputation, adversely affect our ability to attract and retain customers, employees and partners, and negatively impact our business, financial condition and results of operations. If the Charter Amendment Proposal is adopted, we would be operated in the best interests of our stockholders, without balancing the best interests of our stockholders against the public benefit of environmental conservation.
In addition, the legal, governance, disclosure, and other implications of transitioning away from our public benefit corporation status and implementing the related charter changes may continue to evolve, and we may incur additional costs, face delays, or become subject to additional disputes or claims in connection with implementing these changes.
Amending our charter as proposed in the Charter Amendment Proposal could subject us to stockholder, stakeholder or other disputes, litigation or claims, including claims relating to our change in business model, identity and disclosures.
Governance changes may give rise to litigation, books-and-records demands, stockholder claims or other disputes. Some institutional investors, impact investors, ESG-focused investors and other stockholders may value our current commitment to the specific public benefit identified in our Certificate of Incorporation and may sell their stock or make claims with respect to the change in focus of the Company. Any such matters, whether or not meritorious, could be time-consuming and expensive, divert management’s attention, delay or complicate the implementation of the proposed transition and result in significant legal, advisory and other costs. Any of these matters could adversely affect our reputation, business and financial condition and reduce funds otherwise available for operations or future stockholder value.
If the Charter Amendment Proposal is not approved by our stockholders, we will remain a Delaware public benefit corporation, which could create uncertainty regarding our ability to pursue the anticipated Electronics Infrastructure Business and could expose us to additional claims, governance challenges and operational constraints.
If our stockholders do not approve the Charter Amendment Proposal, our Certificate of Incorporation will continue to designate us as a Delaware public benefit corporation with a stated public benefit of environmental conservation. Under the Delaware General Corporation Law, the board of directors of a public benefit corporation is required to manage the business and affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit identified in our Certificate of Incorporation. If we remain a public benefit corporation while pursuing the anticipated Electronics Infrastructure Business, there may be uncertainty as to whether and to what extent the operation of a computing infrastructure and GPU leasing business is consistent with our stated public benefit purpose of environmental conservation. This uncertainty could give rise to claims by stockholders, stakeholders or other parties that our board of directors is not managing the corporation in accordance with its charter obligations, that our pursuit of the Electronics Infrastructure Business is inconsistent with or in tension with our public benefit purpose, or that the board has breached its fiduciary duties under the public benefit corporation framework. Any such claims, whether or not meritorious, could be time-consuming, expensive and distracting to management, and could result in injunctive relief, settlements, damages or other adverse outcomes that could materially affect our business, financial condition and prospects.
In addition, our continued status as a public benefit corporation could create practical difficulties in operating the Electronics Infrastructure Business, including uncertainty regarding the scope of permissible activities, potential constraints on business strategy and capital allocation decisions, reputational challenges with counterparties, customers or investors who may question the alignment between the purpose listed in our Certificate of Incorporation and our actual operations, and potential complications in obtaining legal opinions or other certifications that may be required in connection with financings, securities offerings or other transactions. If we are unable to amend our Certificate of Incorporation, we may need to seek alternative means of addressing these issues, which could be costly and uncertain, or we may face ongoing governance and operational challenges that could materially adversely affect our ability to execute our business plan and the market price of our Class A common stock.
Risk Factors Related to the Nasdaq Proposal
Approval of the Nasdaq Proposal would permit the issuance of a significant number of additional shares of common stock, which would dilute existing stockholders and future financings may result in additional and substantial dilution.
If this proposal is approved, we may issue a substantial number of additional shares of common stock upon conversion of the Convertible Notes in excess of the 19.99% limit otherwise imposed by Nasdaq Listing Rule 5635(d). Any such issuance would dilute the ownership interests of existing stockholders, including their voting power and economic rights, and could reduce existing stockholders’ proportionate interest in the Company. Such dilution could be material. In addition, because the anticipated Electronics Infrastructure Business may require substantial additional capital beyond the Facility, we may in the future issue additional equity securities or equity-linked securities, which could result in further dilution, potentially at prices below the then-current market price of our Class A common stock.
Our ability to maintain the listing of our Class A common stock on Nasdaq following the Asset Sale is highly uncertain, and if we are unable to satisfy Nasdaq’s continued listing requirements, our Class A common stock could be delisted.
Following the Asset Sale, our business, operations, financial condition, market capitalization, stockholders’ equity and trading characteristics will change materially. As a result, we may have difficulty continuing to satisfy Nasdaq’s continued listing standards, including standards relating to minimum stockholders’ equity, market value, bid price, publicly held shares, round-lot holders, corporate governance and other qualitative and quantitative requirements. In addition, after the Asset Sale, investors may view us as an operating company with limited assets or operations pending implementation of our new business plan, which could adversely affect trading in our Class A common stock and our ability to satisfy applicable listing standards. This risk may be heightened because, after the Asset Sale, we will be viewed as a company seeking to build a speculative new business in a new industry with limited operating history, extremely limited capital and uncertain prospects. If Nasdaq determines that we no longer meet one or more of its continued listing requirements, our Class A common stock could be delisted. A delisting would likely adversely affect the liquidity and market price of our Class A common stock, reduce our access to the capital markets, impair our ability to raise additional financing, decrease analyst coverage and investor interest, and make it more difficult for stockholders to sell their Class A common stock. Any such consequences could materially and adversely affect the value of an investment in our Class A common stock.
The issuance of shares pursuant to this proposal could adversely affect the market price of our Class A common stock.
The issuance of a large number of additional shares of common stock, or the perception that such issuances may occur, could depress the market price of our Class A common stock or increase volatility in the trading price of our common stock. The market impact could be exacerbated by uncertainty regarding the number of shares ultimately issuable, including as a result of anti-dilution adjustments, variable conversion features, or fluctuations in the market price of our Class A common stock.
Any increase in the market price of our Class A common stock price associated with the Nasdaq proposal, or any of the other matters described in the proxy statement may not be sustained.
Our stock price may increase in response to the announcement of the Asset Sale, the anticipated Electronics Infrastructure Business, and the Facility for reasons that may include speculation, momentum trading, media attention or investor enthusiasm regarding artificial intelligence and related infrastructure themes, rather than financial, operating or market fundamentals. Any such increase may not be sustained and could reverse sharply.

We are unable to predict the total number of shares of common stock that may ultimately be issued if this proposal is approved and stockholders may not be able to assess the full extent of dilution or market overhang.
Because the number of shares issuable upon conversion will depend on future events, including market prices, conversion decisions by security holders, and the operation of adjustment provisions in the Purchase Agreement and Convertible Notes, we are unable to predict with certainty the total number of shares that may ultimately be issued if this proposal is approved. As a result, stockholders may not be able to determine at this time the full extent of the dilution that could occur. The uncertainty regarding the number of shares that may be issued, including shares that may be issuable at discounted or variable prices, may itself create market overhang and adversely affect the market price of our Class A common stock.
If this proposal is not approved, our financing and liquidity could be adversely affected and we may be unable to implement our anticipated continuing business strategy.
If stockholders do not approve the Nasdaq Proposal, the contractual limits on conversions or issuances in excess of 19.99% of our outstanding common stock will remain in effect. As a result, we may be required to satisfy our obligations in cash rather than shares, we would have reduced ability to access additional capital under the facility, we would have reduced flexibility in managing our capital structure, and we may be unable to raise additional capital or negotiate future financing transactions on acceptable terms, if at all. If we are unable to access sufficient capital, we may be unable to purchase Electronics Assets, develop the anticipated Electronics Infrastructure Business, satisfy our obligations under the Facility, remain listed on Nasdaq or continue operating as a going concern. Any of these outcomes could adversely affect our liquidity, financial condition, and ability to continue as a going concern.
Approval of this proposal may increase the influence of holders of Convertible Notes and may create governance, control or conflict concerns.
To the extent shares of common stock are issued upon the conversion of Convertible Notes following stockholder approval, the holders of Convertible Notes may acquire a larger ownership position in the Company. The Convertible Notes are prohibited from being converted to the extent such conversion or issuance would result in any holder of Convertible Notes (together with its affiliates) beneficially owning more than 4.99% of our Class A common stock outstanding immediately after giving effect to such conversion or issuance. The beneficial ownership percentage limitation may be increased to a maximum of 9.99%, at the option of the holder, except that any increase will only be effective upon 61-days’ prior written notice to the Company. This could increase any holder’s voting influence over matters submitted to stockholders and could affect the outcome of future corporate actions. In addition, any holder’s rights under the financing documents, including rights relating to future financings and the right to appoint a new Chief Operating Officer, may create governance concerns, perceived or actual conflicts of interest, management integration issues or strategic constraints.
Risks Relating to Ownership of Our Common Stock
Assuming that the Asset Sale Proposal is approved and consummated, because our historical operating business would be sold and our anticipated business is highly uncertain, speculative, unproven and subject to significant risks, investors may have difficulty valuing our Class A common stock.
Following the Asset Sale, our Class A common stock may trade based on limited information, evolving assumptions, market sentiment and speculation regarding our anticipated Electronics Infrastructure Business, rather than established operating results. This may result in significant mispricing, elevated volatility and sudden declines in value.
Social media and online forums may contribute to increased volatility in our Class A common stock price and create risks of market manipulation.
In recent years, securities of certain companies have experienced extreme price volatility driven in part by activity on social media platforms and online forums, sometimes referred to as “meme stock” dynamics. This volatility is often unrelated to the underlying performance or fundamentals of the companies involved and can be driven by retail investor sentiment, coordinated trading activity, or viral attention. Following the disclosure of the matters set forth herein, our Class A common stock has been, and may continue to be, subject to similar dynamics, which could result in rapid and significant price increases or decreases that may be disconnected from our business plans, operating results and financial performance. Such volatility could expose us to securities class action litigation or regulatory scrutiny. Additionally, false or misleading information about us could be spread on social media or online forums, which could adversely affect our reputation and the market price of our Class A common stock, regardless of the accuracy of such information.
Short selling of our Class A common stock could increase the volatility of our Class A common stock price and adversely affect its market price.
Short selling occurs when an investor borrows shares and immediately sells them, hoping that the share price will decline and the investor can repurchase the shares at a lower price for return to the lender. Short selling has been prevalent in securities of companies with significant volatility or “meme stock” dynamics. The significant short selling of our Class A common stock, or the perception that such short selling may occur, may create downward pressure on the price of our Class A common stock and may amplify the effect of any negative developments. Additionally, so-called “short and distort” campaigns could target our Company, where short sellers spread negative information about a company to drive down its stock price and profit from their short positions. Any such campaign could damage our reputation and adversely affect the market price of our Class A common stock, regardless of the accuracy of the information disseminated. Conversely, if our Class A common stock price increases rapidly, short sellers may be forced to cover their positions quickly, leading to a “short squeeze” that could result in extreme price volatility.
Active trading of options on our Class A common stock could increase volatility in our Class A common stock price and adversely affect the market for our securities.
Options on our Class A common stock are traded on securities exchanges and over-the-counter markets. Activity in these markets, including hedging, arbitrage, and speculative strategies, can lead to significant buying or selling pressure and contribute to price volatility. Option expirations, changes in implied volatility, and variations in options market liquidity can exacerbate volatility in our Class A common stock price. Increased volatility related to options trading could negatively affect investor confidence, impair liquidity, and adversely affect our Class A common stock price regardless of operating performance.
Sales of substantial amounts of our Class A or Class B common stock by our directors, officers, or significant stockholders, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock.
Sales of substantial amounts of our Class A or Class B common stock by our directors, officers, or significant stockholders in the public market, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock. In addition, the existence, or even the potential of, a significant sale by any of our large stockholders could cause the market price of our Class A common stock to decline. Moreover, our directors and officers may establish pre-arranged trading plans under Rule 10b5-1 of the Exchange Act, and sales under these plans could be perceived negatively by the market, whether or not there is any actual adverse information about us. We cannot predict the effect, if any, that sales of shares by our insiders or the availability of shares for future sale will have on the market price of our Class A common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Stock Repurchases
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No directors or Section 16 officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of March 29, 2026, by and between Allbirds, Inc. and Allbirds IP LLC	8-K	001-40963	2.1	March 31, 2026
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40963	3.1	August 30, 2024
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-40963	3.1	August 21, 2023
10.1	Consent and First Amendment to Credit Agreement, dated as of March 29, 2026, by and between Allbirds, Inc., Allbirds International, Inc., the Lenders party thereto, and Second Avenue Capital Partners LLC	8-K	001-40963	10.1	March 31, 2026
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL and contained in Exhibits 101
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

ALLBIRDS, INC.

Date: May 14, 2026	By:	/s/ Joseph Vernachio
Joseph Vernachio
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)