Form 10-Q
period 2026-06-30
Smartbird, Inc.
filed 2026-08-19
CIK 1653909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                   to

Commission File Number 001-40963

Smartbird, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3999983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

425 Page Mill Road

Suite 200

Palo Alto, CA 94306

(628) 225-4848

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BIRD	The Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, the number of shares of the registrant's Class A common stock outstanding was 9,315,794 and the number of shares of the registrant's Class B common stock outstanding was 2,493,399.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding or implying the Company's expectations and intentions regarding: our future results of operations, financial condition, business strategy and plans, the effects of the completed Asset Sale, efforts related to our new AI Infrastructure Business, efforts related to liquidity (including use of existing debt and equity facilities, supplemental debt and equity financing opportunities, and strategic transactions we may pursue), effects of the convertible note Facility, market growth, business models, objectives of management for future operations, and statements regarding the benefits and timing of the roll-out of our new business strategy, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Additional Information

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "our company," and "Smartbird" refer to Smartbird, Inc. (formerly known as Allbirds, Inc.) and its subsidiaries. The Smartbird design logo, "Smartbird," and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Smartbird, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Quarterly Report on Form 10-Q.

We announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, our website (smartbird.ai), the investor relations section of our website (ir.smartbird.ai), our Instagram account (@smartbirdai), our X account (@smartbird_ai), and our LinkedIn account (linkedin.com/company/smartbird). We use these channels to communicate with investors and the public about our company and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information contained on, or that can be accessed through, our website or social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

i

RISK FACTORS SUMMARY

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025, with respect to the risks associated with our historical footwear business, and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, with respect to the completed Asset Sale, our go-forward business, which we refer to as the AI Infrastructure Business, and related matters. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

Risk Factors Relating to Our Artificial Intelligence ("AI") Infrastructure Business

The Asset Sale has been completed, however, we may not be able to establish and implement a viable continuing business.

Our AI Infrastructure Business is highly speculative, uncertain, unproven and subject to change, and we may be unable to implement it successfully or at all.

We have sold all of the assets of the business we historically operated and are now operating a new business, our AI Infrastructure Business, that differs from our historical business.

We may fail to transition successfully from a consumer products company to an AI infrastructure company.

The AI Infrastructure Business may never generate meaningful revenue, achieve profitability or produce positive cash flow.

We face intense competition from larger, more experienced and significantly better-capitalized companies, and we may be unable to compete effectively.

Our ability to execute the AI Infrastructure Business will depend on our ability to obtain substantial capital, and such capital may not be available on acceptable terms or at all.

Market enthusiasm for artificial intelligence, GPUs and computing infrastructure may be concentrated, cyclical or disconnected from our ability to benefit from it, and demand for our business may not develop as expected.

Changes in AI technologies, model architectures, software optimization and customer procurement strategies may reduce demand for the types of AI Infrastructure we acquire or may shift value to participants other than us.

The markets for GPUs and related computing infrastructure are characterized by rapid technological change, vendor concentration and supply-chain dependencies, including dependencies involving advanced chip fabrication, and our AI Infrastructure may become obsolete or less available more quickly than we expect.

We may acquire AI Infrastructure at prices that do not permit us to earn acceptable returns.

We may be unable to source sufficient AI Infrastructure on acceptable terms, in desired quantities or on a timely basis due to supply constraints, allocation practices and concentrated industry dependencies, including key supply-chain participants.

Our revenue is, and may continue to be, concentrated in a small number of customers, counterparties, transactions or assets, and the loss of any significant customer or transaction could materially harm us.

The AI Infrastructure Business requires specialized technical, operational, commercial and financial expertise that we may be unable to attract, retain or develop, and our current personnel may have limited experience in this business.

We may experience substantial difficulties integrating new personnel and establishing an organization capable of operating the AI Infrastructure Business.

We need to build new systems, policies, procedures and internal controls and failures in doing so could harm us.

We may be exposed to asset concentration risk.

We may face vendor concentration risk, including risk arising from reliance on a small number of chip designers, semiconductor manufacturers, foundries, packaging providers and other concentrated supply-chain participants.

Our AI Infrastructure Business may be adversely affected by export controls, trade restrictions, tariffs, sanctions and other geopolitical or regulatory developments.

Changes in law, regulation or government policy relating to artificial intelligence, advanced computing, energy usage, environmental matters or data center operations could materially adversely affect us.

Our business depends on power availability, electricity pricing, cooling capacity and other infrastructure conditions that are beyond our control.

The change in our corporate identity and strategic direction may create confusion, reduce credibility and harm our ability to establish our new business.

We may become subject to substantial stockholder litigation, derivative litigation, securities claims, books-and-records demands and other proceedings in connection with the Asset Sale, the transition to the AI Infrastructure Business, and other matters.

If the AI Infrastructure Business is unsuccessful, we may be unable to continue as a going concern.

Risk Factors Relating to Our Convertible Notes

Only the initial $8.25 million of the convertible note Facility (as hereinafter defined) has been invested and the remaining $91.75 million is solely at the option of the holders of the Convertible Notes. If we do not obtain additional funding, we may run out of cash.

Our indebtedness and the terms of the Convertible Notes could materially adversely affect our liquidity, financial condition and operational flexibility.

The rights granted to the holders of the Convertible Notes may significantly limit our strategic and operational flexibility and may create governance or influence concerns.

Risks Relating to Ownership of Our Common Stock

We may need to raise additional capital through future equity and debt issuances, which may be highly dilutive to existing stockholders.

The market price of our Class A common stock may not reflect the fundamental value or prospects of the AI Infrastructure Business.

Our Class A common stock has been, and may remain, highly volatile, and stockholders may lose all or a substantial part of their investment.

Following the Asset Sale, because our historical operating business has been sold and our new AI Infrastructure Business is highly uncertain, speculative, unproven and subject to significant risks, investors may have difficulty valuing our Class A common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SMARTBIRD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$37,378	$26,690
Net investment in lease, current	515	—
Prepaid expenses and other current assets	2,526	9,712
Current assets, discontinued operations (note 3)	528	45,714
Total current assets	40,947	82,116

Non-current assets:
Property and equipment—net	—	10,513
Operating lease right-of-use assets	2,502	13,051
Net investment in lease, non-current	2,149	—
Other assets	518	1,332
Non-current assets, discontinued operations (note 3)	—	2,407
Total non-current assets	5,169	27,303
Total assets	$46,116	$109,419

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$517	$548
Accrued expenses and other current liabilities	7,864	1,234
Current lease liabilities	1,934	6,777
Current liabilities, discontinued operations (note 3)	744	32,083
Total current liabilities	11,059	40,642

Non-current liabilities:
Non-current lease liabilities	4,346	15,492
Convertible Notes	8,187	—
Non-current liabilities, discontinued operations (note 3)	—	17,371
Total non-current liabilities	12,533	32,863
Total liabilities	23,592	73,505

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,294,832 and 9,283,833 shares issued and outstanding as of June 30, 2026, respectively, and 6,176,841 shares issued and outstanding as of December 31, 2025	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 2,525,409 and 2,542,340 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock (10,999 shares as of June 30, 2026 and no shares as of December 31, 2025)	—	—
Additional paid-in capital	621,416	601,587
Accumulated other comprehensive loss	—	(3,874)
Accumulated deficit	(598,893)	(561,800)
Total stockholders’ equity	22,524	35,914
Total liabilities and stockholders’ equity	$46,116	$109,419

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$2,758	$—	$2,758	$—
Costs and expenses:
Costs of net revenue	2,758	—	2,758	—
Selling, general and administrative expenses	10,695	5,060	16,707	12,458
Total operating expense	13,453	5,060	19,465	12,458
Loss from operations	(10,695)	(5,060)	(16,707)	(12,458)
Interest income	79	—	79	—
Interest expense	(1,458)	—	(1,458)	—
Loss on fair market value of convertible debt	(229)	—	(229)	—
Other expense, net	(503)	—	(503)	—
Loss before income tax benefit (provision)	(12,806)	(5,060)	(18,818)	(12,458)
Income tax benefit (provision)	28	(81)	(51)	(147)
Net loss from continuing operations	(12,778)	(5,141)	(18,869)	(12,605)
Discontinued operations (note 3)
Loss from discontinued operations before gain from disposal, net of tax	(25,143)	(10,360)	(39,776)	(24,771)
Gain from disposal of discontinued operations	21,552	—	21,552	—
Loss from discontinued operations, net of tax	(3,591)	(10,360)	(18,224)	(24,771)
Net loss	$(16,369)	$(15,501)	$(37,093)	$(37,376)
Net loss per share data:
Net loss per share attributable to common stockholders from continuing operations, basic and diluted	$(1.39)	$(0.64)	$(2.11)	$(1.56)
Net loss per share attributable to common stockholders from discontinued operations, basic and diluted	$(0.39)	$(1.28)	$(2.04)	$(3.08)
Net loss per share attributable to common stockholders, basic and diluted	$(1.79)	$(1.92)	$(4.14)	$(4.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,164,890	8,090,259	8,950,876	8,055,136

Other comprehensive income (loss):
Foreign currency translation gain (loss)	28	1,894	(13)	2,584
Total comprehensive loss	$(16,341)	$(13,607)	$(37,106)	$(34,792)

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - March 31, 2025	5,515,268	$1	2,542,365	$—	$594,204	$(4,991)	$(506,392)	$82,822
Vesting of restricted stock units	73,451	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Stock-based compensation	—	—	—	—	2,080	—	—	2,080
Comprehensive income	—	—	—	—	—	1,894	—	1,894
Net loss	—	—	—	—	—	—	(15,501)	(15,501)
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - March 31, 2026	6,220,835	$1	2,540,391	$—	$602,714	$(3,915)	$(582,524)	$16,276
Exercise of stock options	—	—	37,419	—	55	—	—	55
Vesting of restricted stock units	412,613	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,226	—	—	—	2	—	—	2
Conversion of Class B shares into Class A common stock	52,401	—	(52,401)	—	—	—	—	—
Issuance of common stock under public offerings, net of issuance costs	2,590,758	—	—	—	15,433	—	—	15,433
Stock-based compensation	—	—	—	—	3,212	—	—	3,212
Comprehensive income	—	—	—	—	—	28	—	28
Loss of control	—	—	—	—	—	3,887	—	3,887
Net loss	—	—	—	—	—	—	(16,369)	(16,369)
BALANCE - June 30, 2026	9,283,833	$1	2,525,409	$—	$621,416	$—	$(598,893)	$22,524

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,292	—	3	—	—	3
Vesting of restricted stock units	130,355	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Conversion of Class B shares into Class A common stock	2,292	—	(2,292)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,399	—	—	4,399
Comprehensive loss	—	—	—	—	—	2,584	—	2,584
Net loss	—	—	—	—	—	—	(37,376)	(37,376)
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - December 31, 2025	6,176,841	$1	2,542,340	$—	$601,587	$(3,874)	$(561,800)	$35,914
Exercise of stock options	—	—	37,419	—	55	—	—	55
Vesting of restricted stock units	465,657	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,226	—	—	—	2	—	—	2
Conversion of Class B shares into Class A common stock	54,350	—	(54,350)	—	—	—	—	—
Acquisition of treasury stock	(10,999)	—	—	—	—	—	—	—
Issuance of common stock under public offerings, net of issuance costs	2,590,758	—	—	—	15,433	—	—	15,433
Amortization of issuance costs under public offerings	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	4,380	—	—	4,380
Comprehensive loss	—	—	—	—	—	(13)	—	(13)
Loss of control	—	—	—	—	—	3,887	—	3,887
Net loss	—	—	—	—	—	—	(37,093)	(37,093)
BALANCE - June 30, 2026	9,283,833	$1	2,525,409	$—	$621,416	$—	$(598,893)	$22,524

See accompanying notes to condensed consolidated financial statements.

5

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(18,869)	$(12,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,395	753
Discount on issuance of Convertible Notes	412	—
Loss on fair-value adjustment of Convertible Notes	229	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	7,276	3,271
Operating lease right-of-use assets and current and noncurrent lease liabilities	(5,440)	(4,733)
Net investment in lease	94	—
Accounts payable, accrued expenses and other current liabilities	6,599	(215)
Net cash used in operating activities, continuing operations	(7,304)	(13,529)
Net cash used in operating activities, discontinued operations	(15,884)	(23,046)

Cash flows from investing activities:
Purchase of property and equipment	(2,758)	(1,371)
Changes in security deposits	657	91
Net cash used in investing activities, continuing operations	(2,101)	(1,280)
Net cash provided by investing activities, discontinued operations	38,166	386

Cash flows from financing activities:
Proceeds from long-term debt	7,838	—
Proceeds from the exercise of stock options	265	8
Taxes withheld and paid on employee stock awards	(210)	(4)
Proceeds from issuance of common stock under employee stock purchase plan	47	67
Payment of deferred financing costs	—	(30)
Proceeds from issuance of shares under public offering, net	15,433	—
Net cash provided by financing activities, continuing operations	23,373	41
Net cash (used in) provided by financing activities, discontinued operations	(25,225)	2,111

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	11	1,734
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,036	(33,583)
Cash, cash equivalents, and restricted cash—beginning of period	27,552	67,584
Cash, cash equivalents, and restricted cash—end of period	$38,588	$34,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$50
Cash paid for taxes	$—	$133
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$—	$48
Stock-based compensation included in capitalized internal-use software	$—	$70
Transfer of property and equipment to net investment in lease	$2,758	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$37,378	$33,144
Restricted cash included in prepaid expenses and other current assets	1,210	857
Total cash, cash equivalents, and restricted cash	$38,588	$34,001

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business

Smartbird, Inc., ("Smartbird" and, together with its wholly owned subsidiaries, the "Company," "we," or "our") was incorporated in the state of Delaware on May 6, 2015 and is headquartered in Palo Alto, California. Smartbird operates within the Artificial Intelligence ("AI") infrastructure market, including the acquisition and monetization of graphics processing units ("GPUs"), related high-performance computing infrastructure capable of supporting high workloads (whether from AI and machine learning or other needs of potential future customers) and other related assets (which we refer to collectively as "AI Infrastructure" or "AI Infrastructure Platforms" and such business, the "AI Infrastructure Business").

Prior to operating the AI Infrastructure Business, the Company, doing business as Allbirds, Inc., historically sold footwear and apparel (which we refer to as our "historical footwear business"), and the majority of our revenue was from sales directly to consumers via our digital and retail channels.

On June 9, 2026, the Company and the Buyer consummated the closing of the transactions contemplated by the Asset Sale (as defined below) (the "Closing"). As previously disclosed, on March 29, 2026, Allbirds and Allbirds IP LLC, an affiliate of American Exchange Group (the "Buyer"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which, upon the Closing, the Buyer (a) acquired certain of the Company's assets, including those related to intellectual property assets (including global trademarks, trade names, copyrights, patents, domain names, social media accounts, customer lists, and related intellectual property), inventory, certain accounts receivable, and certain prepaid expenses (all of which related to the historical footwear business); and (b) assumed certain liabilities, including those related to certain accounts payable, certain scheduled current liabilities, and intellectual property transfer costs and expenses, subject to certain exceptions (collectively, the foregoing, the "Asset Sale"). All of the assets and liabilities sold and assumed pursuant to the Asset Sale related to our historical footwear business.

Due to the sale of the historical footwear business in the second quarter of 2026, the Company has classified the results of the historical footwear business as discontinued operations on its condensed consolidated statements of operations and comprehensive loss for all periods presented. See Note 3, Discontinued Operations, for additional disclosure related to discontinued operations. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	Significant Accounting Policies

Basis of Preparation—The accompanying unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Annual Report on Form 10-K for the fiscal year ended  December 31, 2025, filed with the SEC on March 31, 2026 ("Form 10-K").

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

Liquidity and Going Concern—Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements - Going Concern requires management to evaluate an entity's ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. As of the issuance of the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2026, the Company disclosed that there was substantial doubt of its ability to continue as a going concern. During the three months ended June 30, 2026, the Company received proceeds from the sale of the historical footwear business, from the issuance of its Convertible Notes, and from the issuance of shares under its ATM offering program. This, in conjunction with the implementation of cost-cutting measures and the AI Infrastructure Business strategy, alleviated the substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Smartbird, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Transactions—Our reporting currency is the U.S. dollar. The functional currency for each subsidiary included in these condensed consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency of that country or the U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income or expense on the condensed consolidated statements of operations and comprehensive loss.

Discontinued Operations—Effective June 9, 2026, following the closing of the Asset Sale described in Note 1, Description of Business, the Company no longer operated the historical footwear business. The transaction qualifies as a "strategic shift" under ASC 205-20, requiring discontinued operations reporting, as the historical footwear business constituted a significant business line for the Company. Prior period amounts have been adjusted from those reported to reflect discontinued operations. Refer to Note 3, Discontinued Operations.

Cash, Cash Equivalents, and Restricted Cash—We consider all highly liquid investments with an original maturity date of three months or less as cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. Cash equivalents are valued based on Level 1 inputs, which consist of quoted prices in active markets. We place our cash and cash equivalents with several high credit quality financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. We have not experienced any losses in such accounts and periodically evaluate the credit worthiness of the financial institutions. Our foreign bank accounts are not subject to FDIC insurance.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Recognition—Our primary source of revenue is from sales of AI Infrastructure Platforms. Revenue is recognized when control of the AI Infrastructure is transferred to the customer and our performance obligation is satisfied. Our arrangements generally contain a single performance obligation consisting of the delivery of the AI Infrastructure. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring the AI Infrastructure to the customer.

Revenue from leases of AI Infrastructure is recognized depending on whether the Company classifies the contract as an operating or a sales-type lease. Where the customer controls the use of identified assets for a period of time defined in a contract, it will be classified as a sales-type lease if it meets certain criteria under ASC Topic 842, Leases, otherwise, it will be classified as an operating lease. Operating lease revenue is recognized on a straight-line basis over the lease term. Sales-type lease revenue and corresponding lease receivables are recognized at lease commencement based on the present value of the future lease payments, and related interest income on lease receivable is recognized over the lease term and recorded under interest income in the condensed consolidated statements of operations and comprehensive loss. Payments under sales-type leases are discounted using the interest rate implicit in the lease. When the Company's leases are embedded in contracts with customers that include non-lease performance obligations, the Company allocates consideration in the contract between lease and non-lease components based on their relative standalone selling prices. Assets subject to operating leases are included in property and equipment and subject to depreciation. Assets subject to sales-type leases result in a net investment in the lease asset being recognized in the condensed consolidated balance sheets.

Convertible Promissory Notes – The Company has elected the fair value option to account for its outstanding convertible notes, with changes in estimated fair value presented in other expense, net in the unaudited condensed consolidated statements operations and comprehensive loss. The Company has made this election as the fair value option better reflects the underlying economics within convertible notes. Through June 30, 2026, there were no changes in the instrument-specific credit risk that are required to be presented as a component of accumulated other comprehensive income.

Fair Value Measurements—Financial Accounting Standards Board ("FASB") ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs, such as quoted prices in active markets.

Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We record accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities at cost. The carrying values of these instruments approximate their fair values due to their short‐term maturities. The Company's Convertible Notes are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy. See Note 5, Long-Term Debt, for additional information.

Emerging Growth Company—As an "emerging growth company," the Jumpstart Our Business Startups Act, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. For certain pronouncements, we have elected to use the adoption dates applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Smaller Reporting Company—We are currently a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act and therefore qualify for reduced disclosure requirements for smaller reporting companies.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 as of January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the ASC in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

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

3.	Discontinued Operations

On June 9, 2026, the Company and the Buyer consummated the Closing of the transactions contemplated by the Asset Sale. All of the assets and liabilities sold and assumed pursuant to the Asset Sale related to our historical footwear business. Refer to Note 1, Description of Business.

At the Closing, the aggregate consideration received by the Company in connection with the Asset Sale was $40.7 million in cash (the "Purchase Price"), as adjusted to reflect the purchase price adjustments set forth in the Asset Purchase Agreement and the release of $2.0 million in cash from the deposit amount. $3.0 million of the Purchase Price was deposited into an escrow account (the "Escrow Fund"), which Escrow Fund will serve as the primary source of recovery for (i) any negative purchase price adjustment under the Asset Purchase Agreement, and (ii) any inaccuracy in the Surviving Representations (as defined therein) for a period of 60 days following the Closing.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the "Transition Services Agreement"). The Transition Services Agreement outlines the infrastructure, people, and facility support the Company will provide to Buyer for a period of 60 days after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three and six months ended June 30, 2026 were $0.9 million and $0.9 million, respectively.

Using the proceeds from the Asset Sale, we paid $19.7 million to extinguish our outstanding debt arrangement with Second Avenue Capital Partners LLC. The payment resulted in a debt extinguishment loss of $3.2 million and is included in "Loss from discontinued operations before gain from disposal, net of tax" on the condensed consolidated statement of operations and comprehensive loss. Refer to Note 5, Long-Term Debt, for more information.

The historical footwear business results and net assets are presented herein as discontinued operations for all periods presented, a change from prior presentation for the comparative periods. The Company recorded a gain from the Asset Sale of $21.6 million for the three months and six months ended June 30, 2026, and a net loss from discontinued operations of $4.9 million and $19.6 million for the three months and six months ended June 30, 2026, respectively. The Company recorded a net loss from discontinued operations of $10.4 million and $24.8 million for the three months and six months ended June 30, 2025, respectively.

The Asset Sale is treated as discontinued operations for all periods presented because the sale represents a strategic shift that had a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of June 30, 2026, and December 31, 2025, and results of operations related to discontinued operations for the three and six months ended June 30, 2026 and 2025.

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Accounts receivable	$528	$6,839
Inventory	—	38,875
Total current assets	528	45,714

Other assets	—	2,407
Total assets	$528	$48,121

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$—	$17,220
Accrued expenses and other current liabilities	—	13,167
Deferred revenue	744	1,696
Total current liabilities	744	32,083
Non-current liabilities:
Long-term debt	—	17,371
Total liabilities	$744	$49,454

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$19,150	$39,685	$41,469	$71,798
Costs of net revenue	12,960	23,531	29,071	41,244
Gross profit	6,190	16,154	12,398	30,554
Selling, general and administrative expenses	26,820	19,096	41,897	36,909
Marketing expense	2,914	8,525	10,042	20,543
Total operating expense	29,734	27,621	51,939	57,452
Interest expense (income)	1,146	(86)	1,988	(379)
Gain from disposal of discontinued operations	21,552	—	21,552	—
Gain on lease terminations	2,749	1,021	4,955	1,748
Other income	937	—	937	—
Other expense	(890)	—	(890)	—
Loss from debt extinguishment, discontinued operations	(3,249)	—	(3,249)	—
Loss from discontinued operations, net of tax	$(3,591)	$(10,360)	$(18,224)	$(24,771)

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Balance Sheet Components

Property and Equipment- Net

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Leasehold improvements	$584	$17,604
Furniture and fixtures	135	10,695
Internal-use software	763	27,667
Machinery and equipment	—	640
Computers and equipment	—	2,144
Total property and equipment - gross	1,482	58,750
Less: accumulated depreciation and amortization	(1,482)	(48,237)
Total property and equipment - net	$—	$10,513

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of  June 30, 2026 and  December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$756	$3,403
Inventory returns receivable	—	501
Security deposits	275	185
Restricted cash	1,210	862
Deferred offering costs	—	224
Taxes receivable	285	4,537
Total prepaid expenses and other current assets	$2,526	$9,712

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets

Other assets consisted of the following as of  June 30, 2026 and  December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Security deposits	$—	$748
Other assets	17	75
Deferred tax assets	501	509
Total other assets	$518	$1,332

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Taxes payable	$1,020	$159
Employee-related liabilities	6,810	466
Other accrued expenses	34	609
Total accrued expenses and other current liabilities	$7,864	$1,234
5.	Long-Term Debt

Convertible Notes

On April 14, 2026, the Company entered into a Securities Purchase Agreement (as subsequently amended, the "Amended Purchase Agreement"), pursuant to which the Company agreed to issue senior secured convertible notes in an aggregate original principal amount of up to $50.0 million (the "Convertible Notes"), convertible into shares of the Company's Class A common stock (the "Facility"). On June 15, 2026, the Company entered into Amendment No. 1 to the Amended Purchase Agreement (the "First Amendment") to, among other changes, increase the amount of senior secured convertible notes that the Company may issue by $50.0 million, for an aggregate original principal amount of up to $100.0 million.

The Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.

$3.25 million in aggregate principal amount of Convertible Notes was issued on April 19, 2026. $5.0 million in additional aggregate principal amount of Convertible Notes was issued on June 4, 2026. As of June 30, 2026, an aggregate principal amount of $8.25 million of Convertible Notes had been issued under the Facility. The remaining Convertible Notes, if issued, may be issued in one or more future closings, subject to the terms of the Amended Purchase Agreement.

Unless earlier converted, or redeemed, the Convertible Notes will mature on the second anniversary of the date of issuance (the "Maturity Date"), and we are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

The Convertible Notes bear interest at the rate of 12.0% per annum which (a) commenced accruing on the date of issuance, (b) is computed on the basis of a 360-day year and twelve 30-day months and (c) is payable, subject to the satisfaction of customary equity conditions, in shares of our Class A common stock or, at our option, in cash, in arrears on the first calendar day of each calendar quarter, commencing on the three month anniversary of the issuance date (each an "Interest Date"). If a holder elects to convert or redeem all or any portion of a Convertible Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. The Convertible Notes were issued with a 5% original issue discount. We are required to pay a late charge not in excess of 17% on any amount of principal or other amounts that are not paid when due. The Convertible Notes also contain certain redemption provisions. Upon the occurrence of specified events, including an Event of Default, a Change of Control, certain asset sales and certain subsequent financings, the holders may require the Company to redeem all or a portion of the Convertible Notes for cash at the applicable redemption price, which may include a redemption premium. The redemption premium applicable to certain redemptions, including redemptions upon an Event of Default, is 125%. In addition, the Company may elect to redeem all, but not less than all, of the remaining Conversion Amount at a redemption price equal to 120% of the greater of the Conversion Amount being redeemed and a market-price-based amount.

The Convertible Notes are senior secured obligations of the Company, which are secured by the AI Infrastructure and all of the other assets of the Company and its subsidiaries. Until such date no Convertible Notes remain outstanding, all payments due under the Convertible Notes will be senior to all of our other indebtedness and other indebtedness of any of our subsidiaries.

Each holder of Convertible Notes may convert all, or any part, of the outstanding principal of the Convertible Notes, together with accrued and unpaid interest, any make-whole amount and any late charges thereon, at any time, at such holder's option, into our Class A common stock at the then-applicable "Conversion Price." Conversions and issuance of our Class A common stock pursuant to the Convertible Notes are prohibited if such conversion or issuance would cause the applicable holder (together with its affiliates) to beneficially own in excess of 4.99% of our Class A common stock outstanding immediately after giving effect to such conversion or issuance. The beneficial ownership percentage limitation may be increased to a maximum of 9.99%, at the option of the holder, except that any increase will only be effective upon 61-days' prior written notice to the Company. The maximum beneficial ownership limitation may not be waived or amended and will apply to any successor holder of a Convertible Note.

The Company received net cash proceeds of approximately $2.8 million and $4.5 million from the April 19, 2026, and June 4, 2026 issuances, respectively. The Convertible Notes were issued with a 5% original issue discount, resulting in original issue discounts of approximately $0.2 million and $0.3 million, respectively.

The Company elected the fair value option under ASC 825, Financial Instruments, for each of the Convertible Notes upon issuance. The election is irrevocable and applies to each Convertible Note in its entirety. The Convertible Notes are hybrid financial liabilities containing embedded conversion and other features that otherwise may require separate accounting under ASC 815, Derivatives and Hedging. Because the Company elected to measure the entire Convertible Notes at fair value, the embedded features are not bifurcated and accounted for separately.

The April Convertible Note had an original principal amount of $3.25 million and an issuance-date fair value of approximately $3.1 million. The June Convertible Note had an original principal amount of $5.0 million and an issuance-date fair value of approximately $4.8 million. The difference between the principal amounts and issuance-date fair values reflects the 5% original issue discounts. The original issue discounts are incorporated into the fair value measurements and are not separately recognized or amortized using the effective interest method.

The Company incurred approximately $0.2 million and $0.3 million of debt issuance costs associated with the April and June Convertible Notes, respectively, for aggregate debt issuance costs of approximately $0.5 million for each of the three and six months ended June 30, 2026. Because the Convertible Notes are measured at fair value, the debt issuance costs were expensed to other expense, net upon issuance and were not recorded as a reduction of the carrying amounts of the Convertible Notes.

The Convertible Notes are subsequently remeasured at fair value at each reporting date. Changes in fair value attributable to changes in instrument-specific credit risk are recognized in other comprehensive income, with the remaining changes in fair value recognized in earnings. The Company determined that no portion of the change in fair value for the three and six months ended June 30, 2026 was attributable to changes in instrument-specific credit risk. The Company separately presents contractual coupon interest as interest expense. Accordingly, the change in fair value recognized in earnings excludes contractual coupon interest separately recognized during the period.

As of June 30, 2026, the fair values of the April and June Convertible Notes were approximately $3.4 million and $4.8 million, respectively, for an aggregate fair value of approximately $8.2 million. The aggregate fair value included approximately $0.1 million of accrued contractual interest.

For the three and six months ended June 30, 2026, the Company recognized a net loss of approximately $0.2 million from the change in fair value of the Convertible Notes, excluding contractual coupon interest separately recognized during the period. The net fair value loss consisted of an approximately $0.3 million loss associated with the April Convertible Note, partially offset by an approximately $28 thousand gain associated with the June Convertible Note, and is presented within Loss on fair market value of debt in the condensed consolidated statements of operations and comprehensive loss.

The fair values of the Convertible Notes were estimated using Monte Carlo simulation models that incorporate the contractual terms of the Convertible Notes and assumptions regarding the Company's common stock price, equity volatility, risk-free interest rates, credit spreads, expected terms, default probabilities, recovery assumptions and potential conversion outcomes. The valuations incorporate simulations of the Company's common stock price and the noteholder's optimal conversion behavior. Because certain significant inputs are not observable in active markets, the Convertible Notes are classified within Level 3 of the fair value hierarchy.

For the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million of contractual coupon interest expense associated with the Convertible Notes. No original issue discount or debt issuance cost amortization was recognized because the Convertible Notes are measured at fair value.

Valuation Inputs

The table below presents inputs used in the fair value measurements of the Convertible Note:

Valuation inputs	April Note — issuance April 14, 2026	April Note — June 30, 2026	June Note — issuance June 4, 2026	June Note — June 30, 2026
Remaining Term	2.0 years	1.8 years	2.0 years	1.9 years
Volatility	45.00%	50.00%	45.00%	47.50%
Risk-free interest rate	3.69%	4.02%	3.97%	4.04%
Credit Spread	9.31%	9.70%	9.46%	9.70%

Credit Agreement Matters

On June 30, 2025, we entered into a secured $50.0 million revolving credit agreement with Second Avenue Capital Partners LLC (the "Credit Agreement"). The borrowing capacity was subject to a borrowing base formula that could be increased up to an additional $25.0 million, subject to obtaining additional lender commitments and satisfying certain conditions. The Credit Agreement had a scheduled maturity date of June 30, 2028.

Interest on borrowings under the Credit Agreement accrued at a variable rate equal to the sum of (i) the Term Secured Overnight Financing Rate, plus (ii) 0.15%, plus (iii) a margin of 5.75% per annum. The commitment fee under the Credit Agreement was 0.45% per annum on the average daily unused portion of each lender's commitment.

The Credit Agreement contained customary representations and warranties, and affirmative covenants and negative covenants applicable to the Company and certain of its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions of assets, dividends and other distributions, minimum unrestricted cash, and minimum consolidated EBITDA. As of December 31, 2025, the Company was in compliance with these covenants. In addition, the Credit Agreement contained certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy or insolvency.

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

On March 29, 2026, the Company and Second Avenue Capital Partners LLC entered into a Consent and First Amendment to Credit Agreement, which provided consent to the Company's entry into the Asset Sale and amended certain terms in the Credit Agreement. The First Amendment to Credit Agreement, among other things, (i) lowered the minimum amount of Unrestricted Cash required to be held by the Company and its Subsidiaries to avoid the commencement of a Cash Dominion Period from $10,000,000 to $7,500,000, (ii) increased the basket for Indebtedness consisting of reimbursement obligations in respect of the Existing Cash Collateralized Letter of Credit from $855,000 to $1,206,905, (iii) increased the unsecured Indebtedness basket from $2,500,000 to $11,000,000, (iv) extended the delivery date for the Consolidated Statements for the Fiscal Year ended December 31, 2025 from March 31, 2026 to April 15, 2026, (v) required delivery by Borrower of certain financial and other information with respect to the Asset Sale, and (vi) replaced the Minimum Consolidated EBITDA financial covenant, and corresponding equity cure right, with a minimum Consolidated Liquidity financial covenant.

On April 19, 2026, the Company and Second Avenue Capital Partners LLC entered into a Second Amendment to Credit Agreement. The Second Amendment to Credit Agreement, among other things, amended the Existing Credit Agreement to expressly permit the Company to enter into the Amended Purchase Agreement, issue the Convertible Notes and grant liens on the Company's assets (including on the AI Infrastructure) in favor of the holder of the Convertible Notes.

In connection with the Second Amendment to Credit Agreement, on April 19, 2026, the Company, Second Avenue Capital Partners LLC, the holders of the Convertible Notes and a wholly owned subsidiary of the Company entered into a Subordination Agreement, to among other things, provide for the subordination of (i) the Company's obligations to the holders of the Convertible Notes arising under the Facility to all of the Company's obligations owing to the Agent arising under Amended Credit Agreement and (ii) the holders of the Convertible Notes' security interests in the Company's assets and property (other than the Company's equity in the wholly owned subsidiary) to all of the Agent's security interests in the Company's assets and property.

On June 9, 2026, concurrent with the Closing of the Asset Sale, the Credit Agreement was repaid in its entirety, inclusive of interest and fees. The Company recorded a $3.2 million loss on debt extinguishment, presented within loss from discontinued operations on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended  June 30, 2026. As of  June 30, 2026 there were no amounts outstanding under the Credit Agreement.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
6.	Stockholders' Equity

As of  June 30, 2026 and  December 31, 2025 we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.

Common Stock

As of  June 30, 2026 and  December 31, 2025, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.

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

Dividends—Holders of Class A common stock and Class B common stock are entitled to ratably receive dividends if, as and when declared from time to time by our Board of Directors at its own discretion out of funds legally available for that purpose, after payment of dividends required to be paid on outstanding preferred stock, if any. Under Delaware law, we can only pay dividends either out of "surplus" or out of the current or the immediately preceding year's net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation's assets can be measured in a number of ways and may not necessarily equal their book value.

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

Shares of common stock reserved for future issuance as of  June 30, 2026 and  December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
2015 Equity Incentive Plan:
Options issued and outstanding	206,192	267,085
2021 Equity Incentive Plan:
Options issued and outstanding	220,217	220,342
Restricted stock units outstanding	2,316,365	491,544
Performance stock units outstanding	15,000	83,780
Shares available for future grants	71,376	795,645
2021 Employee Stock Purchase Plan:
Shares available for future grants	359,640	366,866
Senior Secured Convertible Notes:
Shares reserved for April 2026 Convertible Note	1,250,839	—
Shares reserved for June 2026 Convertible Note	1,577,244	—
Total shares of common stock reserved for future issuance	6,016,873	2,225,262

Stock Transaction

On November 19, 2018, we received a promissory note from an employee in consideration for the early exercise of 11,000 shares of common stock options. The promissory note was secured by the underlying shares of common stock and bore interest at 2.86% per annum. In June 2023, the note was amended to no longer accrue interest after March 31, 2023 and to extend the maturity date to October 1, 2025. During the three months ended December 31, 2025, we entered into a settlement agreement pursuant to which we received a settlement payment of $50,000 in the fourth quarter of 2025 and all 10,999 of the underlying shares of common stock were surrendered to the Company as treasury shares in the first quarter of 2026.

ATM Offering Program

On April 28, 2026, we entered into an "at-the-market offering" ("ATM") program with Chardan Capital Markets LLC ("Chardan"), to sell shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. On June 11, 2026, we increased the maximum aggregate offering amount of shares issuable pursuant to the ATM program by an additional aggregate amount of up to $48.1 million, for a total aggregate offering price of up to $98.1 million. During the three and six months ended June 30, 2026, we sold 2,590,758 shares of Class A common stock for net proceeds of $15.4 million.

In June 2025, we entered into an "at-the-market offering" ("TD ATM") program with TD Securities (USA) LLC ("TD Cowen"), pursuant to which we could offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million.  The TD ATM was terminated when the Company entered into the ATM program with Chardan. We did not sell any shares under the TD ATM program during the three and six months ended June 30, 2026 or 2025.

7.	Segments and Geographic Information

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer ("CEO").

Prior to June 18, 2026, our CEO was Joe Vernachio. Effective June 19, 2026, Mr. Vernachio resigned from his role as CEO and a member of the Board of Directors as a result of the closing of the Asset Sale. In connection with Mr. Vernachio's resignation, the Board of Directors appointed Nadia Carlsten to serve as CEO and as a member of the Board of Directors. As a result, we performed an evaluation and determined Dr. Carlsten, CEO, was our CODM after June 18, 2026 and as of June 30, 2026.

We operate one operating and reportable segment, as the CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Specifically, our CODM uses consolidated net loss from continuing operations as the measure of segment profit or loss for evaluating performance and allocating resources. The measure of segment assets is reported on the consolidated balance sheets as "Total assets." As of June 30, 2026, there are no other significant expense categories regularly provided to the CODM. There was no change in our operating or reportable segments as a result of the change in CEO during the second quarter of 2026.

Customer Concentration

As of June 30, 2026, the Company had one customer which generated 100% of the Company's revenue from continuing operations.

Geographic Information

The Company's customer is located in the United States.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Stock-Based Compensation

2015 Equity Incentive Plan

In 2015, we adopted the 2015 Equity Incentive Plan (the "2015 Plan") that authorized the granting of options for shares of common stock. Our 2015 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, and other stock awards. The 2015 Plan was terminated in connection with the adoption of the 2021 Equity Incentive Plan (the "2021 Plan") in November 2021 in connection with the initial public offering ("IPO"), and we will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

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

2021 Employee Stock Purchase Plan

In September 2021, our Board of Directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective in connection with the IPO in November 2021. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year and (2) 142,500 shares, except that, before the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of our Class A common stock on the first day of the offering period, or the date of purchase, whichever is lower. Offering periods are six months long and begin on November 3 and May 3 of each year.

Stock Options

A summary of the status of the 2015 Plan and 2021 Plan as of  December 31, 2025 and  June 30, 2026, and changes during the six month period ended  June 30, 2026, is presented below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2025	487,427	$69.89	5.09	$98
Granted	—	—
Exercised	(37,419)	1.48		—
Forfeited	—	—
Cancelled	(23,599)	83.85
Outstanding at June 30, 2026	426,409	$75.12	3.61	$—
Vested and exercisable at June 30, 2026	399,784	$78.38	3.39	$—

There were no stock options granted for the three and six months ended June 30, 2026 and 2025.

2021 ESPP

The following table summarizes the weighted-average assumptions used in estimating the fair value of the 2021 ESPP grants for the following offering periods presented, using the Black Scholes option-pricing model:

	Offering Period -	Offering Period -	Offering Period -	Offering Period -
	May 3, 2026 to	November 3, 2025 to	May 3, 2025 to	November 3, 2024 to
	November 2, 2026	May 2, 2026	November 2, 2025	May 2, 2025
Risk-free interest rate	3.71%	3.80%	4.26%	4.30%
Dividend yield	—	—	—	—
Volatility	37.13%	37.13%	37.13%	37.13%
Expected lives (years)	0.5	0.5	0.5	0.5

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The Company grants RSUs to certain employees. The RSUs granted have service-based vesting conditions. The service-based vesting condition for awards to new employees is typically satisfied over four years, with a cliff vesting period of one year and continued vesting quarterly thereafter. The service-based vesting condition for refresh grants of RSUs to existing employees is typically satisfied over three years with vesting occurring quarterly, subject to the employees' continued service to us. RSUs and the related stock-based compensation are recognized on a straight-line basis over the requisite service period.

As a material inducement to Dr. Carlsten entering into employment with the Company, the Compensation Committee of the Board of Directors approved an inducement grant (granted outside the 2021 Equity Incentive Plan) in the form of an RSU award comprised of 1,532,379 RSUs converting into an equal number of shares of the Company's Class A common stock. 255,397 shares underlying the award vested as of the initial date of grant in June, 2026 and the remaining shares underlying award will vest in 16 equal quarterly installments on each vesting date thereafter, subject to Dr. Carlsten's continuous service to the Company as of each such vesting date.

RSU activity during the six months ended June 30, 2026 was as follows:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Unvested at December 31, 2025	491,544	$11.48
Granted	2,423,569	5.97
Vested	(465,657)	8.50
Forfeited	(133,091)	11.07
Unvested at June 30, 2026	2,316,365	$6.34

Performance Stock Units

In March 2025, we granted certain members of our executive leadership team 50 thousand RSUs with performance-based and service-based vesting conditions (the "PSUs"). The awards vest based on the achievement of certain financial performance targets as well as the individuals' continued employment with us. The total grant date fair value of the awards was determined to be $0.3 million. Stock-based compensation expense is recognized on a straight-line basis over their requisite service periods, if it is probable the performance condition will be met. Stock-based compensation expense is reversed if the achievement of the performance condition does not occur. As of June 30, 2026, it is not probable that the PSUs will vest.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

PSU activity during the six months ended June 30, 2026 was as follows:

		Weighted-
		Average Grant
	Target Number	Date Fair Value
	of Shares	per Share
Unvested at December 31, 2025	83,780	$11.25
Granted	—	—
Vested	—	—
Forfeited	(68,780)	4.60
Unvested at June 30, 2026	15,000	$6.57

Stock-Based Compensation Expense

Stock-based compensation expense, recognized as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, was $2.0 million and $2.4 million respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

As of  June 30, 2026, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 0.94 years. There was approximately $14.4 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 3.83 years.

9.	Income Taxes

Income tax benefit (provision) attributable to continuing operations was $28 thousand and $(51) thousand for the three and six months ended June 30, 2026, and $(81) thousand and $(147) thousand for the three and six months ended June 30, 2025, respectively. The effective tax rate on loss from continuing operations for the three and six months ended June 30, 2026 was (0.2)% and 0.3%, compared to 1.6% and 1.2% for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the Company remained subject to examination by various taxing authorities for tax years 2020 through 2025. During the six months ended June 30, 2026, there were no material changes in the Company's uncertain tax positions, and the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Commitments and Contingencies

Legal Proceedings

We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of  June 30, 2026, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.

On April 13, 2023, and on May 16, 2023, we and certain of our executive officers and directors were named as defendants in two substantially similar securities class action lawsuits, captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO and Delgado v. Allbirds, Inc., et al., Case No. 23-cv-02372-AMO, filed in the United States District Court for the Northern District of California. These lawsuits allege that we violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and U.S. Securities and Exchange Commission Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 by making materially false and/or misleading statements about our business, operations and prospects. The plaintiffs seek damages in an unspecified amount. On July 25, 2023, the court entered an order consolidating the two cases, appointing lead plaintiffs, and approving lead plaintiffs' selection of lead counsel. On September 15, 2023, lead plaintiffs filed a consolidated amended complaint against the same group of defendants and asserting the same claims. We filed a motion to dismiss the consolidated complaint, which the court granted on May 10, 2024, but provided plaintiffs leave to amend the complaint. A second amended complaint was filed on June 24, 2024. We filed a motion to dismiss the second amended complaint, which the court granted on June 21, 2025, but provided plaintiffs leave to amend the complaint. Plaintiffs filed a third amended complaint on July 14, 2025 and we filed a motion to dismiss on August 27, 2025 and full briefing was completed. On February 27, 2026, the consolidated action was dismissed with prejudice. Plaintiffs filed a notice of appeal with the Ninth Circuit on March 26, 2026 and submitted their opening brief on June 10, 2026. We filed our answering brief on August 10, 2026. We intend to vigorously defend against this lawsuit.

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

11.	Leases

In April 2026, the Company purchased AI compute server systems utilizing NVIDIA GPUs (the "Purchased GPU Assets") for approximately $2.8 million. On April 19, 2026, the Company entered into a non-cancelable 36-month lease agreement with a lessee for the Purchased GPU Assets.

The lease provides for fixed monthly payments of approximately $0.1 million for the first 30 months and approximately $0.2 million for the final six months and includes an end-of-term purchase option of approximately $0.1 million. Aggregate contractual payments over the initial lease term, including the purchase option, are approximately $3.7 million.

The Company determined that the arrangement should be accounted for as a sales-type lease under ASC 842. At lease commencement, the Company derecognized the underlying equipment and recognized a net investment in the lease of approximately $2.8 million. As the fair value of the equipment at commencement approximated its carrying amount, no material selling profit or loss was recognized at commencement. The Company recognizes interest income over the lease term using the effective interest method.

For the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million of interest income associated with the lease.

As of June 30, 2026, the Company's net investment in the lease was approximately $2.7 million, of which approximately $0.5 million and $2.1 million were classified as current and non-current, respectively.

Future undiscounted contractual payments under the lease as of June 30, 2026 were as follows:

Operating Lease
(in thousands)	Payments
Fiscal year ended December 31,
Remainder of 2026	$520
2027	1,039
2028	1,177
2029	760
Total undiscounted finance lease payments	3,496
Less: unearned interest income	(832)
Net investment in sales-type lease	$2,664

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders, continuing operations	$(12,778)	$(5,141)	$(18,869)	$(12,605)
Net loss attributable to common stockholders, discontinued operations	(3,591)	(10,360)	(18,224)	(24,771)
Net Loss	$(16,369)	$(15,501)	$(37,093)	$(37,376)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,164,890	8,090,259	8,950,876	8,055,136

Net loss per share attributable to common stockholders, basic and diluted, continuing operations	$(1.39)	$(0.64)	$(2.11)	$(1.56)
Net loss per share attributable to common stockholders, basic and diluted, discontinued operations	(0.39)	(1.28)	(2.04)	(3.08)
Net loss per share attributable to common stockholders, basic and diluted	$(1.79)	$(1.92)	$(4.14)	$(4.64)

The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	June 30,	June 30,
	2026	2025
Note conversion feature	2,828,083	—
Outstanding stock options	426,409	510,753
2021 ESPP	4,829	484
RSUs	2,316,365	662,896
PSUs	15,000	93,780
Total anti-dilutive securities	5,590,686	1,267,913

13.	Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our Board of Directors. No discretionary profit-sharing contributions were made for the three and six months ended June 30, 2026 and 2025. We made $0.1 million and $0.3 million matching contributions for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million of matching contributions for the three and six months ended June 30, 2025, respectively. We have no intention to terminate the plan.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	Subsequent Events

On August 6, 2026, the Board of Directors of the Company declared $0.31 per share of common stock as the amount of the special dividend payable from the proceeds of the Asset Sale to stockholders of record as of June 25, 2026. The anticipated payment date is August 20, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled "Risk Factors" included under Part II, Item 1A below and"Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Overview

Smartbird, Inc. ("Smartbird" or the "Company") delivers dedicated AI infrastructure, giving organizations the performance, control, and security of a private AI cluster without requiring them to build, operate, or maintain the underlying infrastructure (the "AI Infrastructure Business"). Smartbird manages the entire lifecycle, from procurement and deployment to operations and hardware refreshes, so customers can focus on AI workloads, not AI infrastructure. The Company addresses the needs of a growing segment of customers looking for more control over their own AI infrastructure, including enterprises in healthcare, pharma, financial services and public-sector agencies.

The Company, doing business as Allbirds, Inc., historically operated a lifestyle footwear and apparel brand (the "historical footwear business"). During the second quarter, the Company sold certain assets and liabilities used to operate the historical footwear business (the "Asset Sale") to a third party, and as of June 30, 2026, the Company no longer operated the historical footwear business. Current period and historical operating results related to the historical footwear business are presented as discontinued operations.

Components of Results of Operations

Net Revenue

During the six months ended June 30, 2026, our revenue was generated through the lease of AI Infrastructure. Revenue, under our current sales-type lease, is recognized when we satisfy our performance obligation by transferring control of the assets to the customer.

In future periods, we expect net revenue to be primarily generated from selling and leasing access to our AI infrastructure platforms, by providing infrastructure services and managed services.

Our business model focuses on delivering high-performance, dedicated AI infrastructure platforms tailored to the specific technical and compliance requirements of customers that require high performance and reliable infrastructure to run specialized AI workloads securely, including enterprises in sectors such as healthcare, pharma, and defense.

Our infrastructure platforms are designed as comprehensive environments that integrate compute, storage, and networking to support the full AI lifecycle, from training and fine-tuning to production-scale inference. Customers have the flexibility to customize their deployed environments to maximize performance, cost, and efficiency. In addition to the infrastructure services, managed services and software services are available to customers to help them manage and monitor their infrastructure environments.

Unlike cloud providers that build ahead of demand, our strategy is demand-led; infrastructure deployments are tied to customer orders, which minimizes capital expenditure risk and eliminates speculative infrastructure build-out.

We do not intend to offer on-demand "pay-as-you-go" pricing. Instead, customers rent or lease the entire dedicated cluster, providing them with predictable economics, and control over their AI workloads. We expect our customers to purchase our services primarily through committed contracts, ranging from several months to 5 years, where the customer is provided with reserved capacity access over the contract term at a fixed price regardless of utilization. Revenue will be recognized as services are provided under these dedicated capacity contracts.

Operating costs and expenses

Costs of Net Revenue

As of June 30, 2026, costs of net revenue consisted of the cost of AI Infrastructure leased in the period. In future periods, we expect costs of net revenue to primarily consist of expenses associated with building dedicated AI Infrastructure platforms and providing related services. These costs include the procurement and hosting of high-performance computing, networking, and storage hardware and the leasing of specialized data center footprint necessary to host our infrastructure platforms. Additionally, cost of net revenues will include personnel-related expenses for our engineering and operations teams who are responsible for the build out and ongoing management, security, and optimization of these environments for our customers.

Selling, General, and Administrative Expense

Selling, general, and administrative expense ("SG&A expense") consists of personnel and related costs including salaries, benefits, bonuses, and stock-based compensation, third-party professional fees, information technology, advertising and marketing expenses, software costs, legal fees, and other administrative costs associated with operating the business.

Interest Income

As of June 30, 2026, interest income is generated based on a customer lease of AI Infrastructure.

Interest Expense

Interest expense consists of contractual interest costs associated with our outstanding Convertible Notes.

Loss on Fair Market Value of Debt

Loss on fair market value of debt consists of the fair valuation adjustment associated with our outstanding Convertible Notes.

Other Expense, Net

Other expense, net, primarily consists of costs related to the debt discounts and issuance costs associated with our outstanding Convertible Notes.

Income Tax Benefit (Provision)

Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we previously conducted business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in all jurisdictions other than in the United Kingdom as of June 30, 2026.

Loss from Discontinued Operations

Loss from discontinued operations consists of the net financial results associated with the historical footwear business, which was sold and ceased operations during the quarter ended June 30, 2026 and represented a strategic shift that had a material impact on operating results. Prior period amounts have been adjusted from those reported to reflect discontinued operations.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$2,758	$—	$2,758	$—
Costs and expenses:
Costs of net revenue	2,758	—	2,758	—
Selling, general and administrative expenses[1]	10,695	5,060	16,707	12,458
Total operating expense	13,453	5,060	19,465	12,458
Loss from operations	(10,695)	(5,060)	(16,707)	(12,458)
Interest income	79	—	79	—
Interest expense	(1,458)	—	(1,458)	—
Loss on fair market value of debt	(229)	—	(229)	—
Other expense, net	(503)	—	(503)	—
Loss before income tax benefit (provision)	(12,806)	(5,060)	(18,818)	(12,458)
Income tax benefit (provision)	28	(81)	(51)	(147)
Net loss from continuing operations	(12,778)	(5,141)	(18,869)	(12,605)
Discontinued operations (note 3)
Loss from discontinued operations before gain from disposal, net of tax[2]	(25,143)	(10,360)	(39,776)	(24,771)
Gain from disposal of discontinued operations	21,552	—	21,552	—
Loss from discontinued operations, net of tax	(3,591)	(10,360)	(18,224)	(24,771)
Net loss	$(16,369)	$(15,501)	$(37,093)	$(37,376)

________________

(1)

Includes stock-based compensation expense of approximately $2.1 million and $2.4 million for the three and six months ended June 30, 2026, respectively, and approximately $0.5 million and $0.8 million for the same periods in 2025.

(2)

Includes depreciation and amortization expense of $8.8 million and $9.8 million for the three and six months ended June 30, 2026, respectively, and $1.9 million and $3.8 million for the same periods in 2025. Includes stock-based compensation expense of approximately $1.1 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and approximately $1.5 million and $3.6 million for the same periods in 2025.

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net revenue	$2,758	$—	$2,758	NM

Net revenue increased by $2.8 million for the three months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Operating Costs and Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Costs of net revenue	$2,758	$—	$2,758	NM
Selling, general, and administrative expenses	10,695	5,060	5,635	111.4%
Total operating expense	$13,453	$5,060	$8,393	165.9%

Costs of net revenue

Costs of net revenue increased by $2.8 million for the three months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business in the prior period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $5.6 million, or 111%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by increased legal and other corporate outside services, increases in stock-based compensation expense, and increases in other operating expenses associated with the AI Infrastructure Business, our ongoing operations, which the Company did not operate in the prior period.

Interest Income

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$79	$—	$79	NM

Interest income increased by $0.4 million for the three months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Interest Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$1,458	$—	$1,458	NM

Interest expense increased by $1.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. The change was due to interest expense recorded on the Convertible Notes issued during the current period.

Loss on Fair Market Value of Debt

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Loss on fair market value of convertible debt	$229	$—	$229	NM

Loss on fair market value of debt increased by $0.2 million for the three months ended June 30, 2026 as compared to the same period in 2025. The change was due to the fair market value adjustment on our Convertible Notes.

Other Expense, Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense, net	$503	$—	$503	NM

Other expense increased by $0.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. The change was due to the issuance costs associated with our Convertible Notes.

Income Tax Benefit (Provision)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax benefit (provision)	$28	$(81)	$109	(134.6)%

Income tax provision changed to a benefit of $28 thousand from an expense of $81 thousand for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

Discontinued Operations

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Loss from discontinued operations before gain from disposal, net of tax	$(25,143)	$(10,360)	$(14,783)	142.7%
Gain from disposal of discontinued operations	21,552	—	21,552	NM
Loss from discontinued operations, net of tax	$(3,591)	$(10,360)	$6,769	(65.3)%

Loss from discontinued operations before gain from disposal, net of tax increased by $14.7 million, or 142.7%, for the three months ended June 30, 2026 as compared to the same period in 2025, related to the operation of the historical footwear business during the quarter, primarily due to lower gross profit, driven by fewer days of sales and a reduction in marketing and promotional activities, and a loss on debt extinguishment.

Gain from disposal of discontinued operations increased by $21.6 million for the three months ended June 30, 2026 as compared to the same period in 2025, related to the gain on the Asset Sale completed during the quarter.

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net revenue	$2,758	$—	$2,758	NM

Net revenue increased by $2.8 million for the six months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Operating Costs and Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Costs of net revenue	$2,758	$—	$2,758	NM
Selling, general, and administrative expenses	16,707	12,458	4,249	34.1%
Total operating expense	$19,465	$12,458	$7,007	56.2%

Costs of net revenue

Costs of net revenue increased by $2.8 million for the six months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $4.2 million, or 34.1%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by increased legal and other corporate outside services, increases in stock-based compensation expense, and increases in other operating expenses associated with the AI Infrastructure Business, our ongoing operations, which the Company did not operate in the prior period.

Interest Income

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$79	$—	$79	NM

Interest income increased by $0.1 million for the six months ended June 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Interest Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$1,458	$—	$1,458	NM

Interest expense increased by $1.5 million for the six months ended June 30, 2026 as compared to the same period in 2025. The change was due to interest expense recorded on our Convertible Notes issued during the current period.

Loss on Fair Market Value of Debt

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Loss on fair market value of convertible debt	$229	$—	$229	NM

Loss on fair market value of debt increased by $0.2 million for the six months ended June 30, 2026 as compared to the same period in 2025. The change was due to the fair market value adjustment on our Convertible Notes.

Other Expense, Net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense, net	$503	$—	$503	NM

Other expense increased by $0.5 million for the six months ended June 30, 2026 as compared to the same period in 2025. The change was due to the issuance costs associated with our Convertible Notes.

Income Tax Benefit (Provision)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(51)	$(147)	$96	(65.3)%

Income tax provision decreased by $0.1 million, or 65.3%, for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

Discontinued Operations

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Loss from discontinued operations before gain from disposal, net of tax	$(39,776)	$(24,771)	$(15,005)	60.6%
Gain from disposal of discontinued operations	21,552	—	21,552	NM
Loss from discontinued operations, net of tax	$(18,224)	$(24,771)	$6,547	(26.4)%

Loss from discontinued operations before gain from disposal, net of tax increased by $15.0 million, or 60.6%, for the six months ended June 30, 2026 as compared to the same period in 2025, related to the operation of the historical footwear business during the quarter, primarily due to lower gross profit, driven by fewer days of sales and a reduction in marketing and promotional activities, and a loss on debt extinguishment.

Gain from disposal of discontinued operations increased by $21.6 million for the six months ended June 30, 2026 as compared to the same period in 2025, related to the gain on the Asset Sale completed during the quarter.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q and accompanying financial tables includes references to adjusted EBITDA, which is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, is useful to investors as it is a widely used measure of performance, and the adjustments we make to this non-GAAP financial measure provides investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. This non-GAAP financial measure should not be considered as alternatives to net income or loss as calculated and presented in accordance with GAAP.

Adjusted EBITDA is defined as net income or loss before stock-based compensation expense, depreciation and amortization expense, net income or loss from discontinued operations, interest income or expense, and income tax provision or benefit.

There are a number of limitations related to the use of these non-GAAP financial measures. Some of these limitations are:

•	adjusted EBITDA does not reflect stock-based compensation expense, and therefore does not include all of our compensation costs;

•

adjusted EBITDA does not reflect depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;

•	adjusted EBITDA does not reflect losses from other expenses and therefore does not include all of our debt costs;

•	adjusted EBITDA does not reflect losses from the fair value of debt, and therefore does not include all of our debt costs;

•	adjusted EBITDA does not reflect interest income or expense, or the cash required to service interest on our debt, which reduces cash available to us;

•	adjusted EBITDA does not reflect income tax expense, or tax payments that may reduce cash available to us, and;

•	adjusted EBITDA does not reflect losses from discontinued operations, which may reduce cash available to us.

Further, other companies, including companies in our industry, may calculate this non-GAAP financial measure differently, which reduces its usefulness as a comparative measure. Because of these limitations, we consider, and investors should consider, this non-GAAP financial measure together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(16,369)	$(15,501)	$(37,093)	$(37,376)
Add (deduct):
Stock-based compensation expense	2,012	415	2,395	753
Interest income	(79)	—	(79)	—
Interest expense	1,458	—	1,458	—
Other expense, net	503	—	503	—
Loss on fair-market-value of debt	229	—	229	—
Income tax (benefit) provision	(28)	81	51	147
Discontinued operations	3,591	10,360	18,224	24,771
Adjusted EBITDA	$(8,683)	$(4,645)	$(14,311)	$(11,705)

Adjusted EBITDA loss increased by $4.0 million and $2.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The change was primarily due to increases in operating expenses from continuing operations as described in the sections above.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $37.4 million.

The Company's principal sources of liquidity are a combination of equity and debt financing, including Convertible Notes issued in April and June 2026 and our at-the-market equity program, enabling us to access equity funding on an ongoing basis. These principal capital resources are further discussed below, under the headings Convertible Notes and ATM Offering.

On August 6, 2026, the Board of Directors of the Company declared $0.31 per share of common stock as the amount of the special dividend payable from the proceeds of the Asset Sale to stockholders of record as of June 25, 2026. The anticipated payment date is August 20, 2026 and we anticipate the total payment will be $3.6 million.

The Company's primary anticipated outflows are as follows: acquisitions of components and infrastructure equipment for our AI Infrastructure Business, including the procurement, maintenance, and hosting of high-performance GPU hardware, costs for data center space, recurring payroll and benefits for the teams responsible for the ongoing engineering, security, and management of these infrastructure environments, and general corporate activities. We expect to fund our operations through debt or equity financings, as well as expected future operating cash flow.

The Company's principal capital resources consist of the following:

Convertible Notes

On April 14, 2026, the Company entered into a Securities Purchase Agreement (as subsequently amended, the "Amended Purchase Agreement"), pursuant to which the Company agreed to issue and sell to the holder of the Convertible Notes senior secured convertible notes in an aggregate original principal amount of up to $50.0 million (the "Convertible Notes"), convertible into shares of the Company's Class A common stock (the "Facility"). On June 15, 2026, the Company entered into Amendment No. 1 to the Amended Purchase Agreement (the "First Amendment") to, among other changes, increase the amount of senior secured convertible notes that the Company may issue and sell by $50.0 million, for an aggregate original principal amount of up to $100.0 million.

The Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.

$3.25 million in aggregate principal amount of Convertible Notes was issued on April 19, 2026. $5.0 million in additional aggregate principal amount of Convertible Notes was issued on June 4, 2026. As of June 30, 2026, an aggregate principal amount of $8.25 million of Convertible Notes had been issued under the Facility. The remaining Convertible Notes, if issued, may be issued in one or more future closings, subject to the terms of the Amended Purchase Agreement.

Unless earlier converted, or redeemed, the Convertible Notes will mature on the second anniversary of the date of issuance (the "Maturity Date"), and we are required to pay, on the Maturity Date, all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, if any.

The Convertible Notes bear interest at the rate of 12.0% per annum which (a) commenced accruing on the date of issuance, (b) is computed on the basis of a 360-day year and twelve 30-day months and (c) is payable, subject to the satisfaction of customary equity conditions, in shares of our Class A common stock or, at our option, in cash, in arrears on the first calendar day of each calendar quarter, commencing on the three month anniversary of the issuance date (each an "Interest Date"). If a holder elects to convert or redeem all or any portion of a Convertible Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. The Convertible Notes were issued with a 5% original issue discount. We are required to pay a late charge not in excess of 17% on any amount of principal or other amounts that are not paid when due.

The Convertible Notes are senior secured obligations of the Company, which are secured by the AI Infrastructure and all of the other assets of the Company and its subsidiaries. Until such date no Convertible Notes remain outstanding, all payments due under the Convertible Notes will be senior to all of our other indebtedness and other indebtedness of any of our subsidiaries.

Each holder of Convertible Notes may convert all, or any part, of the outstanding principal of the Convertible Notes, together with accrued and unpaid interest, any make-whole amount and any late charges thereon, at any time, at such holder's option, into our Class A common stock at the then-applicable "Conversion Price." Conversions and issuance of our Class A common stock pursuant to the Convertible Notes are prohibited if such conversion or issuance would cause the applicable holder (together with its affiliates) to beneficially own in excess of 4.99% of our Class A common stock outstanding immediately after giving effect to such conversion or issuance. The beneficial ownership percentage limitation may be increased to a maximum of 9.99%, at the option of the holder, except that any increase will only be effective upon 61-days' prior written notice to the Company. The maximum beneficial ownership limitation may not be waived or amended and will apply to any successor holder of a Convertible Note. For further discussion on the Convertible Notes and their terms, see Note 5 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

ATM Offering

On April 28, 2026, we entered into an "at-the-market offering" ("ATM") program with Chardan Capital Markets LLC ("Chardan"), to sell shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. On June 11, 2026, we increased the maximum aggregate offering amount of shares issuable pursuant to the ATM program by an additional aggregate amount of up to $48.1 million, for a total aggregate offering price of up to $98.1 million.

Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities, continuing operations	$(7,304)	$(13,529)
Net cash used in operating activities, discontinued operations	(15,884)	(23,046)
Net cash used in investing activities, continuing operations	(2,101)	(1,280)
Net cash provided by investing activities, discontinued operations	38,166	386
Net cash provided by financing activities, continuing operations	23,373	41
Net cash (used in) provided by financing activities, discontinued operations	(25,225)	2,111
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	11	1,734
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,036	$(33,583)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities from continuing operations was $7.3 million, which consisted of a net loss from continuing operations of $18.9 million, in part driven by a net change of $8.5 million in our operating assets and liabilities and non-cash charges of $3.0 million resulting from stock-based compensation expense, a discount on the issuance of Convertible Notes, and an increase in the fair value of the Convertible Notes.

During the six months ended June 30, 2025, net cash used in operating activities from continuing operations was $13.5 million, which consisted of a net loss of $12.6 million, in part driven by a net change of $(1.7) million in our operating assets and liabilities and partially offset by non-cash charges of $0.8 million.

During the six months ended June 30, 2026, net cash used in operating activities from discontinued operations was $15.9 million, which consisted of a net loss from discontinued operations of $18.2 million, a net change of $1.1 million in our operating assets and liabilities and by net non-cash charges of $1.3 million. The non-cash activity included $22.8 million of depreciation, amortization, stock-based compensation, loss on extinguishment of debt and interest expenses related to the discontinuation of the historical footwear business, partially offset by a gain on the sale of assets of $21.6 million related to the Asset Sale.

During the six months ended June 30, 2025, net cash used in operating activities from discontinued operations was $23.0 million, which consisted of a net loss of $24.8 million, and a net change of $(5.7) million in our operating assets and liabilities, offset by non-cash charges of $7.4 million.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities from continuing operations was $2.8 million from the purchase of GPU assets, partially offset by changes in security deposits of $0.7 million related to leases that were not sold as part of the Asset Sale.

During the six months ended June 30, 2025, net cash used in investing activities from continuing operations was $1.3 million, primarily related to cash outflows for the purchases of property and equipment that was not sold as part of the Asset Sale.

During the six months ended June 30, 2026, net cash provided by investing activities from discontinued operations was $38.2 million, related to the proceeds received from the Asset Sale, partially offset by the escrow receivable from the Asset Sale.

During the six months ended June 30, 2025, net cash provided by investing activities from discontinued operations was $0.4 million related to proceeds from the sale of our international businesses in 2024.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2026 was $23.4 million, primarily due to $7.8 million of borrowings related to our Convertible Notes and $15.4 million in net proceeds from the issuance of shares in our ATM offering.

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2025 was $41 thousand, primarily related to cash received from our ESPP program.

Net cash used in financing activities from discontinued operations for the six months ended June 30, 2026 was $25.2 million, related to the repayment of our Credit Agreement.

Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2025 was $2.1 million, primarily due to $5.0 million in borrowings on our Credit Agreement, partially offset by $2.9 million in payments of deferred financing costs.

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

Certain of our critical accounting estimates have been updated due to the changes in the business we operate as of June 30, 2026. These include updates to Revenue Recognition, the addition of Convertible Notes, and the removal of Inventory. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional detail on our critical accounting estimates.

Aside from those referenced in the preceding paragraph, as of June 30, 2026, there have been no changes to our critical accounting estimates as discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in the Form 10-K.

Recent Accounting Pronouncements

For information on new accounting pronouncements adopted and not yet adopted as of the date of this report, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are currently an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual gross revenue, we have more than $700.0 million in market value of our Class A stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Smaller Reporting Company Status

We are currently a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act and therefore qualify for reduced disclosure requirements for smaller reporting companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended June 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 10—Commitments and Contingencies—Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

In addition, from time to time, we may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. We have received, and may in the future continue to receive, claims arising from: our public statements to investors; our workforce, our technology, and business processes, and our intellectual property. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below and those risk factors associated with our historical footwear business contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent U.S. Securities and Exchange Commission (the "SEC") filings. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included in Part I, Item 1, and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. The specific risk considerations described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risk Factors Relating to Our AI Infrastructure Business

The Asset Sale has been completed, however, we may not be able to establish and implement a viable continuing business.

Completion of the Asset Sale does not ensure the success of the Company following the sale of the historical footwear business. We are now pursuing the AI Infrastructure Business. However, our ability to do so successfully will depend on numerous factors, including our ability to obtain and maintain financing, identify and acquire AI Infrastructure, hire or retain qualified personnel, establish commercially viable transaction structures, manage an entirely different business model, maintain our Nasdaq listing, avoid or manage litigation and other claims and preserve sufficient liquidity to fund operations. We have only limited cash, and our available funds may be insufficient to fund our continuing business, satisfy public company costs, meet working capital needs or otherwise continue operations.

We have limited operating history in the AI Infrastructure Business, and our new business plan may not be successful.

Our business is focused on the acquisition and monetization of graphics processing units, related high-performance computing infrastructure and other related assets. While members of our Board and management team have relevant experience, we have only a limited operating history in this business as a company. As a result, investors will have limited basis on which to evaluate our prospects in this new business. We may be unable to retain existing employees or attract new employees with the expertise necessary to operate the AI Infrastructure Business.

Our AI Infrastructure Business is subject to all of the risks, uncertainties and difficulties frequently encountered by start-up companies and companies entering a new and rapidly evolving market, many of which are beyond our control. We may fail to identify attractive opportunities, acquire suitable AI Infrastructure, develop a viable operating model, generate revenue, achieve profitability or create stockholder value. If we are unable to execute this business plan successfully, our business, financial condition, results of operations and prospects could be materially and adversely affected, and the value of our Class A common stock could decline substantially.

Our AI Infrastructure Business is speculative, uncertain, unproven and subject to change, and we may be unable to implement it successfully or at all.

Our AI Infrastructure Business is at an early stage of development. We have commenced initial operations, but our plans remain preliminary and may change. The AI Infrastructure Business is uncertain, unproven, and subject to significant risks. Because our strategy is evolving, we are required to make significant assumptions regarding market conditions, customer demand, competition, asset pricing, financing availability, utilization, operating costs, monetization opportunities, technological developments and other factors. These assumptions, among many others, may prove to be incorrect. Even if we are able to acquire additional AI Infrastructure and expand operations, we may be unable to establish profitable or sustainable business lines. If our assumptions are incorrect or if our strategy changes materially, our business, financial condition, results of operations and the market price of our Class A common stock could be materially adversely affected.

We have sold all of the assets associated with our historical footwear business and are now operating a new business, our AI Infrastructure Business, that differs from our historical footwear business.

The Asset Sale involved the sale of the assets relating to our historical footwear business and a significant amount of our historical operating assets. As a result of the closing of the Asset Sale, we no longer operate the business with which investors have historically associated the Company. Instead, we are operating new assets in a different business.

We need to expand and build substantial parts of our business, including strategy, personnel, processes, controls, systems, counterparties, customer relationships, vendor relationships, branding and market positioning. We may not be successful in doing so. Companies attempting a transition of this magnitude often encounter unforeseen costs, delays, execution issues and strategic failures. If our continuing business does not develop successfully, we may fail to generate meaningful revenue, incur substantial losses, need to raise additional capital on unfavorable terms, or pursue additional strategic alternatives. Any such outcome could materially and adversely affect our stockholders.

We may fail to transition successfully from a consumer products company to an AI infrastructure company.

The successful operation of an AI infrastructure business requires capabilities that differ substantially from those required to operate a consumer footwear and apparel business. These capabilities may include, among other things, expertise in sourcing and evaluating specialized computing equipment, structuring leases and sale/lease-back transactions, understanding enterprise and institutional customer needs, managing technology asset life cycles, evaluating residual value risk, negotiating technical services and hosting arrangements, complying with industry-specific laws and regulations and managing specialized technical and operational risks.

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

Our disclosures regarding our business necessarily involve substantial estimates and assumptions and may become inaccurate or incomplete as circumstances evolve.

Because our AI Infrastructure Business is at an early stage, our public disclosures regarding the business, opportunities, risks, economics, financing needs, market demand, asset acquisition plans, monetization strategies and expected results necessarily depend on estimates, expectations and assumptions that may prove to be incomplete, inaccurate or subject to rapid change. In many cases, we may have only limited operating experience or third-party information on which to base such judgments. As a result, subsequent developments may differ materially from what is described in our public filings. If investors, regulators, counterparties or other stakeholders believe that our disclosures were incomplete, insufficiently qualified, overly optimistic or otherwise misleading, we could face reputational harm, litigation, regulatory scrutiny, stock price volatility and other adverse consequences. Any such developments could materially adversely affect our business and financial condition.

The AI Infrastructure Business may never generate meaningful revenue, achieve profitability or produce positive cash flow.

Our AI Infrastructure Business requires substantial upfront capital expenditures, ongoing operating expenditures and significant management attention before it generates any material revenue, if at all. There can be no assurance that we will be able to generate customer demand, establish commercially reasonable pricing, structure profitable monetization arrangements or achieve sufficient scale to cover our costs.

Even if we generate revenue, our costs may be greater than we expect, including costs associated with acquiring AI Infrastructure, financing, maintenance, logistics, hosting, insurance, professional services, regulatory compliance, public company obligations, personnel and litigation. As a result, we may continue to incur losses for an extended period or indefinitely, and we may never achieve profitability or positive cash flow. If that occurs, the value of our business and our Class A common stock could decline materially.

We face intense competition from larger, more experienced and significantly better-capitalized companies, and we may be unable to compete effectively.

The AI infrastructure market is intensely competitive and evolving rapidly. We compete, directly or indirectly, with a range of participants, including large technology companies, cloud service providers, infrastructure operators, data center operators, equipment owners and lessors, investment firms, financial sponsors and other market participants with substantially greater financial, technical, operational and managerial resources than we have.

Many of these competitors have significantly longer operating histories, more established brands, deeper customer relationships, superior access to capital, better procurement terms, more sophisticated technical capabilities, more extensive infrastructure and greater tolerance for risk than we do. These competitors may be able to acquire AI Infrastructure at lower cost, offer more attractive pricing or commercial terms, absorb volatility more effectively, deploy assets more quickly and secure customers and strategic relationships more successfully than we can. Our limited resources relative to these competitors may materially impair our ability to compete, generate revenue and create stockholder value.

We have significantly fewer resources than many of the companies with which we would compete, which could materially impair our ability to execute our business plan.

Our available cash, remaining assets and organizational resources are limited. The AI Infrastructure Business requires significant capital, personnel, systems and third-party relationships. Larger and more established companies may have access to more favorable financing, stronger supplier relationships, greater technical expertise, lower cost structures and more diversified revenue streams.

Because our resources are substantially more limited than those of many competitors and counterparties in this market, we may be unable to pursue attractive opportunities, withstand pricing pressure, tolerate delays in monetization, absorb operational setbacks or respond effectively to changes in market conditions. If we are unable to compete effectively due to our comparatively limited resources, our business, financial condition and prospects could be materially adversely affected.

Our ability to execute the AI Infrastructure Business will depend on our ability to obtain substantial capital, and such capital may not be available on acceptable terms or at all.

The acquisition and monetization of AI Infrastructure will require substantial capital, and we may require debt or equity financing. We expect to continue to incur significant cash needs, including for personnel costs, public company costs, professional fees, transaction expenses, working capital, debt service and the costs of attempting to develop the AI Infrastructure Business. Our cash resources may be exhausted more quickly than we expect, and we may run out of cash before we are able to secure financing.

Capital markets conditions, our limited operating history in the AI Infrastructure Business, the speculative nature of our strategy, trading volatility in our Class A common stock, our financial condition, investor sentiment regarding our transition and other factors may make it difficult or impossible for us to obtain additional capital on terms that are acceptable to us, or at all. If financing is unavailable or available only on unfavorable terms, we may be forced to delay or abandon acquisitions, curtail operations, sell assets at unattractive prices, issue additional equity that is highly dilutive, incur restrictive indebtedness, drastically reduce expenses, cease operations, declare bankruptcy, or pursue other strategic alternatives. If we are unable to raise capital when needed, we may run out of cash. Any of these outcomes could materially adversely affect our business and stockholders.

We have experienced, and expect to continue to experience, turnover in senior management and on our Board as a result of the closing of the Asset Sale.

Following the closing of the Asset Sale, we have experienced, and expect to continue to experience, substantial turnover in senior management and on our Board.

Such turnover may be exacerbated by the fact that the successful operation of the AI Infrastructure Business requires specialized capabilities that differ substantially from those required to operate our historical footwear business. Any such turnover could result in a loss of institutional knowledge, reduced management continuity, weakened oversight, disruption to strategic execution, delays in implementing the AI Infrastructure Business, uncertainty among employees, counterparties and stockholders, and difficulty maintaining effective disclosure controls, internal control over financial reporting and corporate governance processes. Significant turnover could also create actual or perceived governance concerns, increase the risk of disputes regarding the direction of the Company and make it more difficult to attract and retain qualified personnel and directors. Any of these developments could materially and adversely affect our business, financial condition, results of operations, prospects and the market price of our Class A common stock.

Our workforce has limited experience in the AI Infrastructure Business, and our need to recruit, retain and train personnel with new skill sets may increase costs and execution risk.

Historically, our Company operated a consumer footwear and apparel business. We now operate a fundamentally different business that requires expertise in areas such as GPUs and related computing infrastructure, asset finance and leasing structures, technology operations, customer contracting, cybersecurity and regulatory compliance. We may be unable to retain existing personnel, train personnel effectively, or hire additional qualified personnel in a timely manner or on acceptable terms. If we fail to build and maintain a team with the requisite capabilities, we may be unable to execute our strategy, maintain effective controls and disclosure processes, or create stockholder value, and our business, financial condition and results of operations could be materially adversely affected.

Market enthusiasm for artificial intelligence, GPUs and computing infrastructure may be concentrated, cyclical or disconnected from our ability to benefit from it, and demand for our business may not develop as expected.

Our AI Infrastructure Business is premised in part on expected demand for computing infrastructure, including infrastructure capable of supporting artificial intelligence and machine learning workloads. Market interest in these areas may fluctuate significantly and may be affected by technological shifts, customer spending patterns, economic conditions, changes in competitive offerings, regulatory developments and other factors beyond our control. Demand may also be affected by changes in model architectures, software optimization, inference efficiency, the adoption of alternative chips or system designs, shifts from training to inference workloads, or the ability of hyperscalers and other large market participants to internalize demand. As a result, growth in the AI sector may not translate into corresponding demand for the assets we acquire or the business model we are developing.

We may be unable to complete the purchase and lease of the AI Infrastructure on the terms, in the amounts, or on the timeline we currently anticipate, or at all.

In April 2026, using proceeds from the initial tranche of the Convertible Notes, the Company, through its wholly owned subsidiary, purchased the Purchased GPU Assets. Simultaneously, the wholly owned subsidiary entered into an approximately $2.8 million, three-year lease agreement with a lessee for the Purchased GPU Assets, with an end-of-term purchase option provided. This lease agreement represents the Company's first transaction within the AI Infrastructure Business. Our AI Infrastructure Business depends in significant part on our ability to identify, acquire and monetize graphics processing units and related high-performance computing infrastructure and other AI Infrastructure. There can be no assurance that we will be able to complete the purchase of any such AI Infrastructure, enter into leases or other monetization arrangements with respect to such assets, or do so on terms, in quantities or on a timeline consistent with our current expectations. The completion of any such acquisitions or monetization transactions may be subject to numerous conditions, uncertainties and contingencies, including the availability of financing, the willingness of counterparties to transact, the availability and pricing of suitable assets, completion of diligence, negotiation of definitive documentation, receipt of any required consents or approvals, logistics and deployment considerations, market conditions and other factors beyond our control.

Even if we are able to acquire AI Infrastructure or enter into leases or other monetization arrangements, the terms of such transactions may differ materially from what we currently anticipate, including with respect to purchase price, lease rates, duration, return conditions, risk allocation, maintenance obligations, hosting arrangements, insurance requirements, default provisions, residual value assumptions, counterparty protections and other economic or operational terms. If we are unable to complete such transactions, if they are delayed, or if they are completed only on less favorable terms than we expect, our ability to implement our AI Infrastructure Business could be materially adversely affected. In such circumstances, we may be unable to deploy capital effectively, generate expected revenue, achieve anticipated returns, satisfy our liquidity needs, execute our business plan or avoid pursuing additional financing, curtailing operations, declaring bankruptcy, or other strategic alternatives.

Changes in AI technologies, model architectures, software optimization and customer procurement strategies may reduce demand for the types of AI Infrastructure we acquire or may shift value to participants other than us.

The AI and high-performance computing markets are evolving rapidly, and changes in model design, inference techniques, software optimization, workload management, chip architectures, custom silicon, integrated hardware-software platforms and cloud procurement models may reduce demand for particular categories of GPUs or other AI Infrastructure or shorten their useful economic lives. In addition, value in the AI ecosystem may accrue disproportionately to chip designers, hyperscalers, cloud platforms, model developers, software providers or vertically integrated operators, rather than to independent owners or lessors of computing equipment. If technological developments or changes in customer behavior reduce demand for the assets we acquire, compress pricing, shorten deployment periods or otherwise diminish the economics of our business model, our business and prospects could be materially adversely affected.

Demand for AI-related or high-performance computing infrastructure may not grow as expected, may grow more slowly than anticipated, may become concentrated in the hands of a small number of large incumbents, or may be satisfied through technologies, business models or providers that do not benefit us. Customers may prefer to procure computing capacity from hyperscale cloud providers, vertically integrated platforms, strategic partners or operators with established technical, operational and financing capabilities, rather than from us. In addition, current market enthusiasm may reflect speculative activity, temporary shortages, unusually strong capital spending by a limited number of participants or expectations that are not sustained. If market enthusiasm proves temporary, if capital investment in this sector declines, if AI workloads become less infrastructure-intensive than expected or if demand for our offerings does not materialize, our strategy may not succeed.

The markets for GPUs and related computing infrastructure are characterized by rapid technological change, vendor concentration and supply-chain dependencies, including dependencies involving advanced chip fabrication, and our AI Infrastructure may become obsolete or less available more quickly than we expect.

The value of GPUs and related high-performance computing infrastructure depends in significant part on technological relevance, performance, efficiency, software compatibility, customer preferences, vendor roadmaps and the pace of product innovation. These factors may change rapidly. New generations of equipment may render existing AI Infrastructure less competitive, less desirable or materially less valuable over short periods of time. In addition, the development and supply of advanced GPUs and related components are highly concentrated among a limited number of designers, manufacturers, foundries, packaging providers and other supply-chain participants, including third parties involved in advanced semiconductor fabrication and related processes. Disruptions, delays, shortages, allocation decisions, quality issues, capacity constraints or geopolitical events affecting any such participants, could materially affect the availability, cost, timing, performance characteristics or commercial value of the AI Infrastructure we seek to acquire or monetize.

If the AI Infrastructure we acquire become technologically outdated, difficult to deploy, incompatible with evolving software or customer requirements, less energy efficient than competing assets or otherwise less commercially attractive, we may be unable to monetize them at anticipated rates or at all. We may also be required to sell such assets at reduced prices, incur impairment charges, accelerate depreciation or commit additional capital to remain competitive. In addition, if future equipment generations are delayed, supply constrained, repriced, reallocated to other customers, subject to export restrictions or otherwise affected by disruptions involving semiconductor foundries, advanced packaging capacity, memory supply, interconnect components, networking equipment or other critical inputs, the competitive positioning and residual value of our existing or targeted AI Infrastructure may be adversely affected in ways that are difficult to predict. Any such developments could materially adversely affect our business and financial condition.

We may acquire AI Infrastructure at prices that do not permit us to earn acceptable returns.

The markets for GPUs and related infrastructure are highly competitive, supply-constrained and subject to pricing volatility. As a result, we may acquire AI Infrastructure at elevated prices or on terms that later prove unattractive. The profitability of our business will depend on our ability to acquire assets at prices that permit attractive monetization, taking into account financing costs, carrying costs, residual value risk, operational expenses, maintenance, insurance and other factors. If we overpay for AI Infrastructure, if market prices for such assets decline after acquisition, if customer pricing weakens, or if financing costs rise, the returns on our assets may be materially lower than anticipated, and we may incur losses. Our ability to forecast the value and returns of AI Infrastructure may be limited, particularly given our lack of operating history in this business.

We may be unable to source sufficient AI Infrastructure on acceptable terms, in desired quantities or on a timely basis due to supply constraints, allocation practices and concentrated industry dependencies, including key supply-chain participants.

Our strategy depends on our ability to identify, acquire and deploy GPUs and related computing infrastructure. The supply of such assets may be constrained due to strong demand, manufacturing limitations, vendor allocation practices, supply chain disruptions, geopolitical events, export restrictions, tariffs, logistics challenges or other factors. Supply may also be adversely affected by concentration in semiconductor design, foundry capacity, advanced packaging, high-bandwidth memory, substrate availability, networking components, rack-level integration, data center equipment and other upstream inputs and services. In particular, a substantial portion of the industry's supply of advanced AI chips depends on a limited number of manufacturing and packaging participants, including critical providers. Any disruption, delay, reprioritization, allocation decision, yield problem, natural disaster, cyber incident, labor issue, trade restriction, military conflict, political tension involving Taiwan or other adverse event affecting those participants or regions could materially impair the availability, timing or cost of AI Infrastructure. We will also face competition from larger or more established buyers with stronger relationships, greater purchasing power and more technical expertise. If we are unable to source suitable AI Infrastructure in sufficient quantities, on desired schedules or at prices and terms we consider acceptable, we may be unable to execute our strategy, satisfy customer needs, achieve scale or generate expected returns. Delays or constraints in asset sourcing could materially adversely affect our business and prospects.

Our business model depends on assumptions regarding customer demand, pricing, residual values and monetization opportunities that may prove incorrect.

Our AI Infrastructure Business may involve sales, leases, sale/lease-back transactions and other monetization structures. The success of these arrangements will depend on numerous assumptions, including assumptions regarding demand from potential customers, the pricing they are willing to pay, contract duration, uptime requirements, residual values, maintenance costs, power and hosting costs, financing costs, counterparty creditworthiness and the availability of secondary market opportunities. If any of these assumptions prove to be incorrect, our business model may not be viable or may be materially less profitable than we currently expect. In particular, pricing pressure, higher-than-expected costs, counterparty defaults or lower residual values could materially adversely affect our revenue, margins, asset values and overall business.

If we are unable to enter into profitable leases, sale/lease-back transactions or other monetization arrangements, our AI Infrastructure Business may fail.

Our business strategy contemplates the monetization of AI Infrastructure through one or more transaction structures, including sales, leases and sale/lease-back arrangements. There can be no assurance that we will be able to identify counterparties willing to enter into such arrangements on commercially acceptable terms or at all. Even if such arrangements are entered into, they may not be profitable, may involve significant risk allocation in favor of the counterparty, may require substantial customization or negotiation and may expose us to operational, legal, tax, accounting and credit risks. If we are unable to structure and consummate attractive monetization transactions, our returns may be materially impaired and our business may not be successful.

Our revenue is, and may continue to be, concentrated in a small number of customers, counterparties, transactions or assets, and the loss of any significant customer or transaction could materially harm us.

Because our AI Infrastructure Business is at an early stage, we may initially depend on a small number of customers, transactions, financing sources, vendors, facilities or asset deployments. As a result, our revenue and business prospects may be highly concentrated. The loss, reduction, delay, default, insolvency or dispute involving any significant customer or counterparty could materially adversely affect our revenue, cash flows and prospects. In addition, concentration may reduce our negotiating leverage, increase earnings volatility and make our business more susceptible to disruptions affecting particular counterparties or assets. If we are unable to diversify our customer base or monetization channels over time, our business could remain subject to heightened risk.

Counterparties to our leases, monetization arrangements or other transactions may default, terminate early, fail to renew or otherwise not perform as expected.

If we enter into leases, sale/lease-back transactions, financing arrangements, hosting agreements or other commercial contracts, we will be exposed to counterparty credit, performance and enforcement risk. Our counterparties may become unwilling or unable to perform their obligations, may dispute contractual terms, may seek concessions, may terminate agreements early, may fail to renew agreements or may become insolvent or bankrupt. Any such nonperformance could reduce our revenues, impair the value of our AI Infrastructure, increase our costs, require costly enforcement efforts, result in litigation or force us to re-market assets on less favorable terms. These risks may be heightened in periods of economic volatility or in emerging or rapidly changing markets. Counterparty nonperformance could materially adversely affect our business and financial condition.

Our AI Infrastructure Business may be exposed to residual value risk and remarketing risk.

If we acquire AI Infrastructure and seek to monetize them through leases, sale/lease-back transactions or other arrangements, the returns on those assets may depend in part on the residual value of the assets at the end of a contractual term or anticipated holding period. The residual value of GPUs and related computing infrastructure may be difficult to predict and may decline materially due to technological change, changes in customer preferences, increased supply, reduced demand, the introduction of newer or more efficient products, changes in software compatibility, changes in energy efficiency expectations or other market developments. If the residual value of any AI Infrastructure is lower than we expect, we may be unable to sell, re-lease, redeploy or otherwise monetize those assets on favorable terms or at all. We may also be required to reduce pricing, accept lower returns, record impairment charges or incur additional costs in remarketing or reconfiguring assets. Any such developments could materially and adversely affect our business, financial condition, results of operations and prospects.

The AI Infrastructure Business requires specialized technical, operational, commercial and financial expertise that we may be unable to attract, retain or develop, and our current personnel may have limited experience in this business.

The successful implementation of our new strategy will depend on our ability to recruit, retain and manage personnel with specialized expertise in areas such as GPUs, high-performance computing, infrastructure operations, leasing, asset finance, data center economics, enterprise sales, procurement, logistics, compliance, cybersecurity, valuation and accounting. Historically, our management team and employees operated a consumer footwear and apparel business, and we may have limited institutional knowledge and capabilities in the computing infrastructure and AI ecosystem. Such personnel are in high demand and may command compensation packages that are significantly greater than those we have historically paid or are able to pay. We may be unable to attract suitable personnel on acceptable terms or at all. Competition for talent in the computing infrastructure and AI ecosystem is intense, and our limited operating history in the new business, uncertain prospects and post-Asset Sale profile may make us a less attractive employer than larger, more established competitors. If we fail to hire, retain and develop the personnel necessary to operate the business, our strategy may not succeed.

We may experience substantial difficulties integrating new personnel and establishing an organization capable of operating the AI Infrastructure Business.

Even if we are able to recruit experienced personnel, we may face substantial integration challenges. Building a new operating team in a materially different business may create uncertainty regarding roles, reporting lines, decision-making, performance expectations and accountability. Rapid organizational change may reduce morale, increase turnover, create inefficiencies and distract management. Moreover, new personnel may have differing strategic views, risk tolerances or operating styles. We may also be required to rely heavily on a relatively small number of individuals, increasing key-person risk. Any inability to integrate personnel successfully and build an effective organization could materially impair our execution of our business plan.

We may implement workforce reductions, and related costs and legal compliance requirements could be significant and could expose us to litigation, regulatory scrutiny or reputational harm.

During the transition to our AI Infrastructure Business, we may determine that workforce reductions, restructurings or other organizational changes are necessary. Such actions could result in substantial costs, including severance, retention, benefits, outplacement and other charges. Workforce reductions may also require us to comply with applicable employment and labor laws, including notice requirements such as those under the Worker Adjustment and Retraining Notification (WARN) Act and similar state and local laws, and any failure to comply could result in fines, penalties, damages and litigation. In addition, workforce reductions may adversely affect morale, productivity, institutional knowledge, our ability to attract and retain talent and our ability to implement our strategy, any of which could materially adversely affect our business and prospects.

We need to build new systems, policies, procedures and internal controls and failures in doing so could harm us.

Our AI Infrastructure Business requires new and significantly revised systems, processes and controls, including for asset acquisition, deployment, valuation, inventory and fixed asset management, customer contracting, revenue recognition, credit evaluation, compliance, insurance, cybersecurity, maintenance, financial reporting and disclosure controls. We may not be able to develop and implement such systems and controls effectively or on a timely basis. If we fail to establish adequate systems, policies, procedures and internal controls, we may experience operational inefficiencies, financial reporting errors, control deficiencies, asset losses, compliance failures, customer disputes, litigation exposure and reputational harm. Any such failures could materially adversely affect our business, results of operations, financial condition and ability to satisfy public company obligations.

We may incur significant losses arising from equipment failures, downtime, maintenance issues, defects, damage or other operational disruptions.

AI Infrastructure and related infrastructure are subject to operational risks, including hardware failure, defects, overheating, power interruptions, cooling failures, networking issues, software incompatibility, improper configuration, transportation damage, theft, maintenance errors and other disruptions. Such events may reduce performance, delay deployment, impair availability, increase operating costs, cause contractual disputes or expose us to claims for damages. If we are unable to prevent or mitigate these operational risks effectively, our ability to monetize AI Infrastructure could be materially impaired. In addition, equipment failures or disruptions could harm our reputation, reduce customer trust and materially adversely affect our revenues and profitability.

Our business may expose us to additional cybersecurity, data security, technology integrity and related risks.

Although our role in any given transaction may vary, ownership, deployment, hosting or monetization of AI Infrastructure may expose us to additional cybersecurity, data protection, technology integrity and related risks. These risks may arise from vulnerabilities in hardware, firmware, software, networking, remote access tools, management systems or third-party service providers. Malicious actors may seek to disrupt operations, gain unauthorized access to systems, exfiltrate data, misuse computing resources or impair asset functionality. Cybersecurity incidents or security vulnerabilities could result in downtime, financial losses, reputational harm, legal claims, regulatory scrutiny, contractual liability and increased costs. We may also be required to incur significant expenditures to detect, prevent, respond to and remediate such issues. As our business develops, these risks may increase in significance.

We may depend on third parties across a concentrated and complex supply chain for hosting, operation, logistics, maintenance, procurement, manufacturing and other critical functions, and failures by those third parties could materially harm us.

Our business may depend heavily on third parties, including manufacturers, designers, foundries, advanced-packaging providers, distributors, brokers, resellers, hosting providers, data center operators, logistics providers, maintenance providers, insurers, technical consultants, networking providers and financing counterparties. We may have limited control over these third parties, and their failure to perform could disrupt our business. Third-party failures may include delays, service interruptions, insolvency, breaches of contract, negligence, cybersecurity incidents, quality issues, cost increases, labor disputes, regulatory violations, capacity constraints, allocation decisions or other misconduct. Because important parts of the AI and semiconductor ecosystem are concentrated in a relatively small number of suppliers and service providers, including participants involved in advanced chip fabrication and packaging, adverse developments affecting any such participant may have outsized effects on pricing, availability and deployment timelines throughout the market. If any critical third party fails to perform adequately or if we are unable to replace such party on acceptable terms, our business, financial condition and prospects could be materially adversely affected.

We may be exposed to asset concentration risk.

Especially during the early stages of our AI Infrastructure Business, we may invest in a limited number of high-value AI Infrastructure, a limited number of equipment types or configurations, or assets associated with a limited number of use cases, counterparties or deployment environments. As a result, our business and financial performance may be disproportionately affected by adverse developments affecting particular assets, asset categories or deployment strategies. If a concentrated set of assets becomes obsolete, is difficult to deploy, experiences operational issues, declines in market value, fails to meet customer needs or is adversely affected by changes in technology, pricing, regulation or customer demand, our business could be materially harmed. Asset concentration may also increase volatility in our revenues, returns and asset values and reduce our ability to manage risk through diversification.

We may face vendor concentration risk, including risk arising from reliance on a small number of chip designers, semiconductor manufacturers, foundries, packaging providers and other concentrated supply-chain participants.

The market for GPUs and related computing infrastructure may depend on a limited number of manufacturers, chip designers, foundries, advanced-packaging providers, memory suppliers, networking vendors, distributors, resellers or other supply channels. To the extent our business relies on equipment produced or supplied by a small number of vendors, we may be exposed to significant vendor concentration risk. Those vendors may change pricing, reduce supply, prioritize other customers, alter product specifications, limit warranty or support coverage, impose restrictive contractual terms, change channel relationships or discontinue certain product lines. Any deterioration in our relationship with key vendors, or any adverse development affecting a major vendor or supply-chain participant, including manufacturing delays, yield issues, packaging bottlenecks, allocation decisions, financial distress, regulatory restrictions, supply chain disruptions, cyber incidents, natural disasters, labor disruptions, geopolitical tensions involving Taiwan, litigation or reputational harm, could impair our ability to source, maintain, support or monetize AI Infrastructure. Our dependence on a limited number of vendors and industry participants could materially and adversely affect our business.

We may be exposed to logistics, transportation and custody risks.

AI Infrastructure may consist of high-value, specialized and potentially sensitive equipment that must be shipped, stored, installed, removed, redeployed and, in some cases, recovered or returned. These activities may subject us to risks of loss, theft, damage, delay, misdelivery, improper handling, installation error, environmental exposure, chain-of-custody disputes and other logistics-related issues. Such risks may be heightened when assets are moved among facilities, across jurisdictions or through third-party logistics networks. If AI Infrastructure is damaged, lost, delayed or mishandled, we may incur uninsured or underinsured losses, be unable to deploy equipment on schedule, experience interruptions in monetization, face disputes with customers or counterparties, or suffer reputational harm. Any such developments could materially adversely affect our business, financial condition and operating results.

Our AI Infrastructure Business may be adversely affected by export controls, trade restrictions, tariffs, sanctions and other geopolitical or regulatory developments.

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

The regulatory environment applicable to artificial intelligence, advanced computing, high-performance infrastructure, energy use, environmental impacts and data center-related operations may evolve significantly. New or modified laws, rules, regulations or government policies could restrict the deployment, ownership, financing, hosting or operation of AI Infrastructure or could increase compliance burdens and costs. For example, governments may impose requirements relating to licensing, disclosures, energy efficiency, environmental permitting, emissions, procurement practices, customer due diligence, use restrictions, cybersecurity or reporting. Compliance with current and future legal requirements may be costly and time consuming, and we may be unable to do so effectively. Any adverse regulatory changes could materially harm our business and strategy.

Our business depends on power availability, electricity pricing, cooling capacity and other infrastructure conditions that are beyond our control.

High-performance computing equipment requires substantial electrical power, cooling capacity, networking resources and suitable physical infrastructure. Power availability and pricing, cooling requirements, transmission constraints, facility availability and related infrastructure limitations may materially affect the cost, feasibility, location and profitability of deploying AI Infrastructure. Power and cooling constraints may delay deployments, limit utilization, increase operating costs or reduce the competitiveness of our assets relative to newer or more efficient equipment. In addition, power prices and availability may be affected by weather, regulation, utility policy, grid constraints or geopolitical events. If we are unable to obtain suitable infrastructure conditions on acceptable terms, our business may be materially adversely affected.

We may be required to record significant impairment charges, valuation adjustments or other accounting charges relating to AI Infrastructure or our continuing operations.

The value of AI Infrastructure may fluctuate significantly due to technological change, market conditions, pricing trends, residual value expectations, changes in financing costs or other factors. If the carrying value of any AI Infrastructure exceeds recoverable value or fair value, we may be required to record impairment charges or other accounting adjustments, which could be material. In addition, the transition in our business model may require us to make significant judgments and estimates regarding asset lives, residual values, revenue recognition, financing arrangements, contingencies, liabilities and other accounting matters. Such judgments may later prove incorrect. Material impairment charges, valuation changes or accounting adjustments could adversely affect our results of operations, financial condition and the market price of our Class A common stock.

Insurance may not adequately cover losses associated with AI Infrastructure, technology operations, business interruption, cyber incidents or other claims.

Insurance for specialized computing assets and related operations may be expensive, subject to significant exclusions or unavailable in adequate amounts. We may elect to retain some risks ourselves, and even when insurance is available, it may not cover all losses, liabilities, business interruptions or claims to which we may be exposed. Coverage disputes may also arise. If we suffer losses, damage, business interruption, cyber incidents, professional liability claims, commercial disputes or other events not fully covered by insurance, our business and financial condition could be materially adversely affected. In addition, premiums may increase materially over time, reducing the profitability of our business.

Investors may have difficulty evaluating our future prospects because, after the closing of the Asset Sale, we have continued and will continue as a public company with a limited operating history in a new business and no historical information relevant to that business.

Investors have no historical financial information relevant to the AI Infrastructure Business. Our historical financial statements primarily reflect a materially different business. Accordingly, historical results will not be indicative of future performance, and investors may find it difficult to evaluate our prospects, strategy, valuation and risks. This limited visibility may contribute to volatility in our Class A common stock, reduce analyst coverage, impair investor confidence and make it more difficult for us to raise capital. If investors are unable to assess our future prospects accurately, the market price of our Class A common stock could be materially adversely affected.

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

Our accounting policies, judgments and financial reporting for the AI Infrastructure Business and the related financing arrangements are evolving, and we may be required to change our accounting treatment, which could result in additional costs, delays, volatility in our reported results or restatements.

The AI Infrastructure Business and the related acquisition, ownership and monetization of AI Infrastructure, may involve accounting questions that require significant judgment and may not be fully resolved until we have additional information, complete further analysis or finalize our processes and systems. Our conclusions regarding critical accounting policies, unusual items, derivative and embedded derivative accounting, revenue recognition, asset lives, residual values, impairments, contingencies and other matters could change as we implement the new business, obtain additional guidance or interpret evolving facts and circumstances. Any changes in accounting treatment, the identification of additional accounting policies, the adoption of new controls and processes, or the discovery of errors or control deficiencies could require us to record additional charges, revise prior-period financial statements, delay the issuance of financial statements or other reports, or provide additional disclosures, any of which could adversely affect investor confidence, increase costs, expose us to claims and materially adversely affect the market price of our Class A common stock.

The change in our corporate identity and strategic direction may create confusion, reduce credibility and harm our ability to establish our new business.

Following the closing of the Asset Sale, we changed our corporate name and ceased operating the historical footwear business. This change in identity and strategic direction may create confusion among investors, counterparties, employees and other stakeholders regarding who we are, what business we are in and what capabilities we possess. Some market participants may question the credibility or viability of our new strategy or may be reluctant to transact with us until we establish a track record in the new business. Any reputational challenges, uncertainty or skepticism arising from our abrupt change in business and identity could impair our ability to hire personnel, attract counterparties, raise capital and create stockholder value.

The transition away from our historical business and public benefit may adversely affect stakeholder relationships and may give rise to additional disputes or claims.

Following the closing of the Asset Sale, we no longer operate the historical business associated with the Allbirds brand and are no longer a Delaware public benefit corporation focused on environmental conservation. Some stockholders, employees, customers, investors or other stakeholders may view this shift negatively or may assert that the Company has departed from the expectations on which they previously relied. As a result, we may experience reputational harm, stakeholder criticism, books-and-records demands, litigation, derivative claims or other disputes relating to our change in business strategy, corporate identity, public benefit orientation, disclosures or process. Any such matters could be time-consuming, costly and distracting and could materially adversely affect our business and prospects.

We may become subject to substantial stockholder litigation, derivative litigation, securities claims, books-and-records demands and other proceedings in connection with the Asset Sale, the transition to the AI Infrastructure Business, and other matters.

Transactions and strategic changes often give rise to litigation and other proceedings. In addition to litigation relating to the Asset Sale, we may face claims and demands arising from the issuance or potential issuance of securities, alleged dilution, the change in our corporate name and strategy, the elimination of our public benefit corporation status, the adequacy of our disclosures, the role of the Board and management and the possibility that the AI Infrastructure Business may not succeed. Such proceedings may include securities class actions, stockholder derivative actions, fiduciary duty claims, books-and-records demands, appraisal-related claims, claims relating to alleged misstatements or omissions, claims regarding conflicts of interest, creditor disputes and regulatory inquiries or investigations, including claims that may be asserted even if prior matters have been dismissed, settled or otherwise resolved. These matters may be brought regardless of merit and may consume substantial time and resources. Any such proceedings could result in injunctions, delays, settlements, judgments, damages, increased insurance costs, indemnification obligations, adverse publicity and significant legal expenses, any of which could materially adversely affect our business, financial condition and stockholders.

Any litigation, investigation or claim relating to our new business could delay our plans, divert management attention and materially harm us.

Even if any claims asserted against us are without merit, litigation and investigations can be expensive, time-consuming and disruptive. They may divert management attention from implementing our strategy, reduce available cash, increase professional fees, delay commercial negotiations and harm our reputation with investors, counterparties and employees. In addition, litigation or investigations could cause us to incur substantial settlement costs, judgments, fines, penalties or additional disclosure obligations. These risks may be heightened in light of the significant market interest and stock price volatility that we have experienced. Any such matters could materially adversely affect our business and stockholders.

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

Our stock price may be volatile and our transactions, financings and strategic transition may attract heightened investor attention and scrutiny. Even if claims asserted against us in the past have been dismissed, settled or otherwise resolved, we may be subject to new or renewed litigation, regulatory inquiries, stockholder demands or other proceedings relating to our disclosures, stock price movements, financings, alleged dilution, governance matters or the success or viability of our continuing business strategy. Defending such matters, regardless of merit, could be costly and time-consuming, could divert management's attention, could result in significant settlement amounts, damages, fines or other penalties and could materially adversely affect our business, financial condition, results of operations and prospects.

If the AI Infrastructure Business is unsuccessful, we may be unable to continue as a going concern.

The success of our continuing business plan is uncertain. If we are unable to implement the AI Infrastructure Business successfully, generate meaningful revenues, raise sufficient capital, manage costs, satisfy obligations or otherwise sustain operations, we may not be able to continue as a going concern. As of the issuance of the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2026, the Company disclosed that there was substantial doubt of its ability to continue as a going concern. During the three months ended June 30, 2026, we received net proceeds from the sale of the historical footwear business, from the issuance of our Convertible Notes, and from sales of our common stock under the ATM offering. This, in conjunction with the implementation of cost-cutting measures and the AI Infrastructure Business strategy, alleviated the substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. However, depending on future business outcomes, we may need to seek additional financing, sell assets, drastically reduce operations, restructure obligations, or pursue strategic transactions. Any such outcome could materially reduce or eliminate value for stockholders.

Public company costs may consume a disproportionate amount of our remaining resources.

We expect to continue to incur substantial costs associated with being a public company, including costs relating to SEC reporting, Nasdaq compliance, legal and accounting services, audit requirements, internal controls, investor relations, directors' and officers' insurance, corporate governance, stockholder communications and other administrative and compliance functions. If our business remains limited, develops more slowly than expected or fails to generate meaningful revenues, these costs may represent a disproportionate burden on our liquidity and financial resources. As a result, a significant portion of our available capital may be consumed by public company obligations rather than by investment in the AI Infrastructure Business. If public company costs are greater than expected, or if our remaining resources are less than expected, our ability to execute our strategy, remain listed on Nasdaq, maintain operations and create stockholder value could be materially adversely affected.

We may be unable to maintain analyst coverage, institutional investor interest or market support.

Securities analysts, institutional investors and other market participants may have difficulty evaluating our business, strategy and valuation. Some analysts may discontinue coverage of the Company, and some institutional investors may be unwilling or unable to invest in a company with our business strategy and profile. A reduction in analyst coverage, institutional ownership or broader investor interest could reduce liquidity in our Class A common stock, increase volatility, widen bid-ask spreads, impair market visibility and make it more difficult for us to access capital markets on favorable terms. Any such developments could materially adversely affect the market price of our Class A common stock and our overall prospects.

We may be exposed to tax risks associated with asset acquisitions, leasing structures, sale/lease-back transactions and other monetization arrangements.

Our AI Infrastructure Business may involve complex domestic, state, local and potentially international tax issues. The tax treatment of asset acquisitions, ownership, leasing transactions, sale/lease-back structures, financing arrangements, depreciation, revenue streams, property taxes, sales and use taxes, transfer taxes and other aspects of our business may be uncertain and may depend on highly technical rules and factual determinations. Tax authorities may challenge our positions, and changes in tax law, tax rates, regulations, administrative guidance or judicial interpretations could adversely affect the economics of our business model. In addition, tax compliance associated with asset-intensive and multi-jurisdictional operations may be costly and burdensome. If our tax positions are challenged successfully, or if the expected tax treatment of our transactions is not realized, we could incur additional taxes, penalties, interest and professional fees, which could materially and adversely affect our business, financial condition and results of operations.

We may be unable to obtain favorable accounting treatment for aspects of our monetization structures.

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

Risk Factors Relating to Our Convertible Notes

Only the initial $8.25 million of the Facility has been invested, and the remaining $91.75 million is solely at the option of the holders of the Convertible Notes. If we do not obtain additional funding, we may run out of cash.

The Convertible Notes, if issued, will be issued in multiple closings. To date, only the first $8.25 million in aggregate principal amount of the Convertible Notes has been issued. The remaining $91.75 million in aggregate principal amount of the Convertible Notes is solely at the option of the holders of the Convertible Notes.

Accordingly, there can be no assurance that we will receive the full amount of the contemplated financing, or any amount beyond the initial $8.25 million. Stockholders should not assume that the holders of the Convertible Notes will elect to fund any additional tranche, and the currently invested amount will very likely be insufficient to fund our planned operations, liquidity needs or business strategy for any significant period of time.

If the holders of the Convertible Notes elect not to fund additional tranches, we very likely will not have access to the capital necessary to purchase AI Infrastructure, develop operations, or pursue our business plan. In such event, we may need to seek alternative financing, which may not be available on favorable terms or at all. Our inability to obtain financing under the Facility could materially and adversely affect our business, liquidity, prospects and the market price of our Class A common stock.

Our indebtedness and the terms of the Convertible Notes could materially adversely affect our liquidity, financial condition and operational flexibility.

The Convertible Notes constitute indebtedness of the Company. Indebtedness may require us to use cash flow to satisfy principal, interest, redemption, amortization or other payment obligations rather than for working capital, capital expenditures, acquisitions or other corporate purposes. In addition, the financing documents associated with the Convertible Notes provide for economic and other terms that could be expensive and highly dilutive, including a stated interest rate of 12%, an original issue discount of 5%, variable conversion pricing and default provisions that may increase amounts owed (including a 25% default premium), any of which could materially adversely affect our liquidity and financial condition. The Convertible Notes are senior secured obligations secured by all of the assets of the Company and its subsidiaries, including all AI Infrastructure.

In addition, the financing documents associated with the Convertible Notes contain covenants, restrictions, defaults, remedies, rights and other provisions that could limit our flexibility in operating our business. These provisions may restrict our ability to incur additional indebtedness, grant liens, engage in certain transactions, raise capital, transfer assets, make strategic changes or otherwise operate our business as management believes is appropriate. If we fail to comply with the terms of the financing documents associated with the Convertible Notes or if an event of default occurs, the holders of the Convertible Notes may exercise remedies, including remedies against collateral, that could have a material adverse effect on our liquidity, assets, financial condition and ability to continue operations. Our indebtedness could therefore materially impair our ability to execute our strategy successfully and could increase the risk that we may be unable to continue as a going concern.

The rights granted to the holders of the Convertible Notes may significantly limit our strategic and operational flexibility and may create governance or influence concerns.

The financing documents associated with the Convertible Notes grant the holders of the Convertible Notes significant rights, including rights relating to future financings, registration, conversion and other matters. For example, for twenty-four months following the issuance date, the holders of the Convertible Notes have the right to co-invest for at least 55% of certain future financing transactions on the same terms as other investors. The Company also granted registration rights and other rights under the financing documents associated with the Convertible Notes.

These rights may limit our flexibility to pursue capital raising, strategic transactions or operational decisions on terms and timelines that we would otherwise consider desirable. The holders of the Convertible Notes' interests may not always align with the interests of the Company or our stockholders generally. In addition, the existence of these rights may discourage other investors or counterparties from transacting with us, may complicate future financing efforts, may constrain our ability to negotiate with third parties and may result in disputes regarding interpretation or compliance. Any such limitations, deterrent effects or disputes could adversely affect our business and prospects.

The holders of the Convertible Notes have the right to appoint a new Chief Operating Officer, which may create management, integration, governance and strategic execution risks.

The holders of the Convertible Notes have the right to appoint a new Chief Operating Officer of the Company. The appointment of a senior executive selected by the holders of the Convertible Notes may create significant operational, governance and management risks. We may experience difficulties integrating such executive into our organization, aligning responsibilities and authority, retaining other key personnel, defining reporting lines, maintaining management cohesion or ensuring consistent execution of strategy.

There can be no assurance that any such executive will possess the necessary skills, judgment, cultural fit or industry experience to assist the Company successfully in implementing the AI Infrastructure Business. The appointment of a new Chief Operating Officer could also create actual or perceived conflicts of interest, uncertainty among employees, counterparties and investors, or disputes within management or the Board. Any of these issues could materially adversely affect our business and execution of our strategy.

Risks Relating to Ownership of Our Common Stock

We may need to raise additional capital through future equity or equity-linked issuances, which may be highly dilutive to existing stockholders.

We may need to raise substantial additional capital to implement our business plan, support operations, fund acquisitions, satisfy obligations, respond to market opportunities or address unforeseen developments. Any future equity or equity-linked financing would be dilutive to existing stockholders, potentially materially so.

In addition, future issuances may occur at prices below the then-current market price of our Class A common stock or below prices previously paid by stockholders, and could include terms favorable to new investors, such as discounts, anti-dilution protections, liquidation preferences, registration rights, Board or management influence rights or other protections. Such issuances could materially dilute existing stockholders' economic and voting interests and could adversely affect the market price of our Class A common stock.

The market price of our Class A common stock may not reflect the fundamental value or prospects of the AI Infrastructure Business.

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

Investors may have only limited information regarding our AI Infrastructure Business and may make investment decisions based on assumptions about our future business that do not materialize. If market expectations change, if our business plan is not executed successfully, if our financing arrangements prove insufficient or restrictive, if our disclosures are challenged, or if broader market sentiment weakens, the market price of our Class A common stock could decline sharply, and stockholders could lose all or a substantial portion of their investment.

Our Class A common stock has been, and may remain, highly volatile, and stockholders may lose all or a substantial part of their investment.

The market price of our Class A common stock has been, and may continue to be, highly volatile. Volatility may result from, among other things, the shift in our business strategy, uncertainty regarding the AI Infrastructure Business, potential dilution, actual or anticipated financings, litigation, analyst commentary, market sentiment regarding artificial intelligence and computing infrastructure businesses, and general market and macroeconomic conditions.

This volatility may be substantial and could occur regardless of our operating performance. As a result, stockholders may be unable to sell their shares at desired prices or at all, and may lose all or a substantial portion of their investment. In addition, volatility in our stock price could increase the risk of securities litigation and other claims.

Our ability to maintain the listing of our Class A common stock on Nasdaq is uncertain, and if we are unable to satisfy Nasdaq's continued listing requirements, our Class A common stock could be delisted.

Following the closing of the Asset Sale, our business, operations, financial condition, market capitalization, stockholders' equity and trading characteristics have changed materially. As a result, we may have difficulty continuing to satisfy Nasdaq's continued listing standards, including standards relating to minimum stockholders' equity, market value, bid price, publicly held shares, round-lot holders, corporate governance and other qualitative and quantitative requirements. In addition, investors may view us as an operating company with limited assets or operations pending implementation of our AI Infrastructure Business, which could adversely affect trading in our Class A common stock and our ability to satisfy applicable listing standards. This risk may be heightened because we are seeking to build a speculative new business in a new industry with limited operating history, limited capital, and uncertain prospects. If Nasdaq determines that we no longer meet one or more of its continued listing requirements, our Class A common stock could be delisted. A delisting would likely adversely affect the liquidity and market price of our Class A common stock, reduce our access to the capital markets, impair our ability to raise additional financing, decrease analyst coverage and investor interest, and make it more difficult for stockholders to sell their Class A common stock. Any such consequences could materially and adversely affect the value of an investment in our Class A common stock.

Because our historical operating business has been sold and our AI Infrastructure Business is highly uncertain, speculative, unproven and subject to significant risks, investors may have difficulty valuing our Class A common stock.

Our Class A common stock may trade based on limited information, evolving assumptions, market sentiment and speculation regarding our AI Infrastructure Business, rather than established operating results. This may result in significant mispricing, elevated volatility and sudden declines in value.

Social media and online forums may contribute to increased volatility in our Class A common stock price and create risks of market manipulation.

In recent years, securities of certain companies have experienced extreme price volatility driven in part by activity on social media platforms and online forums, sometimes referred to as "meme stock" dynamics. This volatility is often unrelated to the underlying performance or fundamentals of the companies involved and can be driven by retail investor sentiment, coordinated trading activity, or viral attention. Our Class A common stock has been, and may continue to be, subject to similar dynamics, which could result in rapid and significant price increases or decreases that may be disconnected from our business plans, operating results and financial performance. Such volatility could expose us to securities class action litigation or regulatory scrutiny. Additionally, false or misleading information about us could be spread on social media or online forums, which could adversely affect our reputation and the market price of our Class A common stock, regardless of the accuracy of such information.

Short selling of our Class A common stock could increase the volatility of our Class A common stock price and adversely affect its market price.

Short selling occurs when an investor borrows shares and immediately sells them, hoping that the share price will decline and the investor can repurchase the shares at a lower price for return to the lender. Short selling has been prevalent in securities of companies with significant volatility or "meme stock" dynamics. The significant short selling of our Class A common stock, or the perception that such short selling may occur, may create downward pressure on the price of our Class A common stock and may amplify the effect of any negative developments. Additionally, so-called "short and distort" campaigns could target our Company, where short sellers spread negative information about a company to drive down its stock price and profit from their short positions. Any such campaign could damage our reputation and adversely affect the market price of our Class A common stock, regardless of the accuracy of the information disseminated. Conversely, if our Class A common stock price increases rapidly, short sellers may be forced to cover their positions quickly, leading to a "short squeeze" that could result in extreme price volatility.

Active trading of options on our Class A common stock could increase volatility in our Class A common stock price and adversely affect the market for our securities.

Options on our Class A common stock may be traded on securities exchanges and over-the-counter markets. Activity in these markets, including hedging, arbitrage, and speculative strategies, can lead to significant buying or selling pressure and contribute to price volatility. Option expirations, changes in implied volatility, and variations in options market liquidity can exacerbate volatility in our Class A common stock price. Increased volatility related to options trading could negatively affect investor confidence, impair liquidity, and adversely affect our Class A common stock price regardless of operating performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On April 14, 2026, the Company entered into the Amended Purchase Agreement, pursuant to which the Company agreed to issue and sell senior secured convertible notes in an aggregate original principal amount of up to $100.0 million, convertible into shares of the Company's Class A common stock.

On June 4, 2026, the Company sold $5.0 million in aggregate principal amount of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act of 1933, as amended.

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

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of March 29, 2026, by and between the Company and Allbirds IP LLC	8-K	001-40963	2.1	March 31, 2026
3.1	Ninth Amended and Restated Certificate of Incorporation of the Company	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40963	3.1	August 30, 2024
3.3	Certificate of Amendment to Ninth Amended and Restated Certificate of Incorporation of the Company	8-K	001-40963	3.1	June 17, 2026
3.4	Amended and Restated Bylaws of the Company	8-K	001-40963	3.2	June 17, 2026
10.1	Amended & Restated Securities Purchase Agreement, dated April 19, 2026, by and between the Company and the Investor party thereto	8-K	001-40963	10.1	April 20, 2026
10.2	Form of Convertible Note	8-K	001-40963	10.2	April 20, 2026
10.3	Form of Registration Rights Agreement	8-K	001-40963	10.3	April 20, 2026
10.4	Form of Support Agreement	8-K	001-40963	10.4	April 20, 2026
10.5	Second Amendment to Credit Agreement and other Loan Documents, dated as of April 19, 2026, by and between the Company and the Lenders party thereto, and Second Avenue Capital Partners LLC	8-K	001-40963	10.5	April 20, 2026
10.6	Subordination Agreement, dated as of April 19, 2026, by and among the Company, Allbirds International, Inc., NewBird AI, LLC, Second Avenue Capital Partners LLC and the Investor	8-K	001-40963	10.6	April 20, 2026
10.7	Class A Common Stock Sales Agreement, dated April 28, 2026, by and between the Company and Chardan Capital Markets, LLC	8-K	001-40963	10.1	April 29, 2026
10.8	Third Amendment to Credit Agreement, dated as of May 26, 2026, by and between the Company, Allbirds International, Inc., the Lenders party thereto, and Second Avenue Capital Partners LLC	8-K	001-40963	10.1	May 28, 2026
10.9	Amendment No. 1 to Amended and Restated Securities Purchase Agreement, dated as of June 15, 2026, by and between the Company and the Investor party thereto	8-K	001-40963	10.1	June 17, 2026
10.10	Form of Convertible Note	8-K	001-40963	10.2	June 17, 2026
10.11#	Offer Letter between the Company and Nadia Carlsten, dated June 12, 2026	8-K	001-40963	10.3	June 17, 2026
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL and contained in Exhibits 101

________________

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
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

SMARTBIRD, INC.

Date: August 18, 2026	By:	/s/ Nadia Carlsten
Nadia Carlsten
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2026	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)