Form 10-Q
period 2026-09-30
Smartbird, Inc.
filed 2026-11-13
CIK 1653909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the number of shares of the registrant's Class A common stock outstanding was 9,540,103 and the number of shares of the registrant's Class B common stock outstanding was 2,445,132.

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

The Asset Sale has been completed, however, our continuing business may not be viable.

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

We do not own or operate the data centers in which our AI Infrastructure is deployed, and our ability to provide services to our customers depends on third-party data center providers for power, cooling, space, connectivity and other critical services.

The terms of our agreements with customers may not align exactly with the terms of our agreements with data center providers, service providers, and equipment vendors, and we may bear the cost of any gaps in terms or performance.

If a data center provider suffers a casualty event, terminates our agreement or becomes insolvent, we may be unable to access, remove or recover our AI Infrastructure located at its facility and may have to refund and credit customers.

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

Risks Relating to Ownership of Our Common Stock

We may need to raise additional capital through future equity and equity-linked issuances, which may be highly dilutive to existing stockholders.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SMARTBIRD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$24,730	$26,690
Net investment in lease, current	655	—
Prepaid expenses and other current assets	2,108	9,712
Current assets, discontinued operations (Note 3)	2,380	45,714
Total current assets	29,873	82,116

Non-current assets:
Property and equipment—net	—	10,513
Operating lease right-of-use assets	2,391	13,051
Net investment in lease, non-current	1,863	—
Other assets	513	1,332
Non-current assets, discontinued operations (Note 3)	—	2,407
Total non-current assets	4,767	27,303
Total assets	$34,640	$109,419

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$812	$548
Accrued expenses and other current liabilities	3,977	1,234
Current lease liabilities	1,464	6,777
Current liabilities, discontinued operations (Note 3)	—	32,083
Total current liabilities	6,253	40,642

Non-current liabilities:
Non-current lease liabilities	3,846	15,492
Convertible Notes	7,175	—
Non-current liabilities, discontinued operations (Note 3)	—	17,371
Total non-current liabilities	11,021	32,863
Total liabilities	17,274	73,505

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 9,543,695 and 9,532,696 shares issued and outstanding as of September 30, 2026, respectively, and 6,176,841 shares issued and outstanding as of December 31, 2025	1	1
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 2,445,132 and 2,542,340 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock (10,999 shares as of September 30, 2026 and no shares as of December 31, 2025)	—	—
Additional paid-in capital	622,636	601,587
Accumulated other comprehensive loss	(3)	(3,874)
Accumulated deficit	(605,268)	(561,800)
Total stockholders’ equity	17,366	35,914
Total liabilities and stockholders’ equity	$34,640	$109,419

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$—	$—	$2,758	$—
Costs and expenses:
Costs of net revenue	—	—	2,758	—
Selling, general and administrative expenses	4,577	4,965	21,284	17,423
Total operating expenses	4,577	4,965	24,042	17,423
Loss from operations	(4,577)	(4,965)	(21,284)	(17,423)
Interest income	113	—	192	—
Interest expense	(216)	—	(1,674)	—
Gain on fair market value of convertible debt	883	—	654	—
Other income (expense), net	2	—	(501)	—
Loss before income tax benefit (provision)	(3,795)	(4,965)	(22,613)	(17,423)
Income tax benefit (provision)	85	(72)	34	(219)
Net loss from continuing operations	(3,710)	(5,037)	(22,579)	(17,642)
Discontinued operations (note 3)
Gain (loss) from discontinued operations before (loss) gain from disposal, net of tax	1,234	(15,287)	(38,542)	(40,058)
(Loss) gain from disposal of discontinued operations	(318)	—	21,234	—
Gain (loss) from discontinued operations, net of tax	916	(15,287)	(17,308)	(40,058)
Net loss	$(2,794)	$(20,324)	$(39,887)	$(57,700)
Net loss per share data:
Net loss per share attributable to common stockholders from continuing operations, basic and diluted	$(0.31)	$(0.62)	$(2.28)	$(2.18)
Net income (loss) per share attributable to common stockholders from discontinued operations, basic and diluted	$0.08	$(1.87)	$(1.75)	$(4.95)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(2.49)	$(4.03)	$(7.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,849,210	8,167,465	9,916,988	8,092,579

Other comprehensive loss:
Unrealized gain (loss) on instrument specific credit risk	8	—	8	—
Foreign currency translation (loss) gain	(11)	(662)	(24)	1,922
Total comprehensive loss	$(2,797)	$(20,986)	$(39,903)	$(55,778)

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - June 30, 2025	5,604,152	$1	2,542,365	$—	$596,350	$(3,097)	$(521,893)	$71,361
Exercise of stock options	—	—	464	—	1	—	—	1
Vesting of restricted stock units	66,111	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	489	—	(489)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,556	—	—	1,556
Other comprehensive loss	—	—	—	—	—	(662)	—	(662)
Net loss	—	—	—	—	—	—	(20,324)	(20,324)
BALANCE - September 30, 2025	5,670,752	$1	2,542,340	$—	$597,907	$(3,759)	$(542,217)	$51,932

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - June 30, 2026	9,283,833	$1	2,525,409	$—	$621,416	$—	$(598,893)	$22,524
Vesting of restricted stock units	168,586	—	—	—	—	—	—	—
Conversion of Class B shares into Class A common stock	80,277	—	(80,277)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,220	—	—	1,220
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Cash dividend ($0.31 per share)	—	—	—	—	—	—	(3,581)	(3,581)
Net loss	—	—	—	—	—	—	(2,794)	(2,794)
BALANCE - September 30, 2026	9,532,696	$1	2,445,132	$—	$622,636	$(3)	$(605,268)	$17,366

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - December 31, 2024	5,456,072	$1	2,542,365	$—	$591,882	$(5,681)	$(484,517)	$101,685
Exercise of stock options	—	—	2,756	—	4	—	—	4
Vesting of restricted stock units	196,466	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15,433	—	—	—	66	—	—	66
Conversion of Class B shares into Class A common stock	2,781	—	(2,781)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,955	—	—	5,955
Other comprehensive loss	—	—	—	—	—	1,922	—	1,922
Net loss	—	—	—	—	—	—	(57,700)	(57,700)
BALANCE - September 30, 2025	5,670,752	$1	2,542,340	$—	$597,907	$(3,759)	$(542,217)	$51,932

						Accumulated
					Additional	Other		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE - December 31, 2025	6,176,841	$1	2,542,340	$—	$601,587	$(3,874)	$(561,800)	$35,914
Exercise of stock options	—	—	37,419	—	55	—	—	55
Vesting of restricted stock units	634,243	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,226	—	—	—	2	—	—	2
Conversion of Class B shares into Class A common stock	134,627	—	(134,627)	—	—	—	—	—
Acquisition of treasury stock	(10,999)	—	—	—	—	—	—	—
Issuance of common stock under public offerings, net of issuance costs	2,590,758	—	—	—	15,433	—	—	15,433
Amortization of issuance costs under public offerings	—	—	—	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	5,600	—	—	5,600
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Loss of control	—	—	—	—	—	3,887	—	3,887
Cash dividend ($0.31 per share)	—	—	—	—	—	—	(3,581)	(3,581)
Net loss	—	—	—	—	—	—	(39,887)	(39,887)
BALANCE - September 30, 2026	9,532,696	$1	2,445,132	$—	$622,636	$(3)	$(605,268)	$17,366

See accompanying notes to condensed consolidated financial statements.

5

SMARTBIRD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(22,579)	$(17,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,614	1,194
Discount on issuance of Convertible Notes	412	—
Non-cash interest	120
Gain on fair value adjustment of Convertible Notes	(654)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	7,362	5,462
Operating lease right-of-use assets and current and noncurrent lease liabilities	(6,299)	(5,624)
Net investment in lease	241	—
Accounts payable, accrued expenses and other current liabilities	2,259	(349)
Other liabilities	—	(29)
Net cash used in operating activities, continuing operations	(15,524)	(16,988)
Net cash used in operating activities, discontinued operations	(14,815)	(34,821)

Cash flows from investing activities:
Purchase of property and equipment	(2,758)	(2,275)
Changes in security deposits	705	453
Net cash used in investing activities, continuing operations	(2,053)	(1,822)
Net cash provided by investing activities, discontinued operations	36,224	388

Cash flows from financing activities:
Proceeds from long-term debt	7,838	—
Proceeds from the exercise of stock options	265	8
Taxes withheld and paid on employee stock awards	(210)	(4)
Proceeds from issuance of common stock under employee stock purchase plan	47	67
Payment of deferred financing costs	—	(229)
Proceeds from issuance of shares under public offering, net	15,433	—
Payment of cash dividend	(3,581)	—
Net cash provided by (used in) financing activities, continuing operations	19,792	(158)
Net cash (used in) provided by financing activities, discontinued operations	(25,225)	9,424

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11)	957
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,612)	(43,020)
Cash, cash equivalents, and restricted cash—beginning of period	27,552	67,584
Cash, cash equivalents, and restricted cash—end of period	$25,940	$24,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$58
Cash paid for taxes	$393	$149
Noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$—	$48
Stock-based compensation included in capitalized internal-use software	$—	$92
Transfer of property and equipment to net investment in lease	$2,758	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$24,730	$23,704
Restricted cash included in prepaid expenses and other current assets	1,210	860
Total cash, cash equivalents, and restricted cash	$25,940	$24,564

See accompanying notes to condensed consolidated financial statements.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business

Smartbird, Inc., ("Smartbird" and, together with its wholly owned subsidiaries, the "Company," "we," or "our") was incorporated in the state of Delaware on May 6, 2015 and is headquartered in Palo Alto, California. Smartbird operates within the Artificial Intelligence ("AI") infrastructure market, including the acquisition and monetization of graphics processing units ("GPUs"), related high-performance computing infrastructure capable of supporting high workloads (whether from AI and machine learning or other needs of potential future customers) and other related assets (which we refer to collectively as "AI Infrastructure" or "AI Infrastructure Platforms" and such business, the "AI Infrastructure Business"). The Company does not manufacture AI Infrastructure components and does not own or operate data center facilities. The Company procures GPUs and other hardware components from third-party manufacturers, resellers and system integrators and designs, engineers, and builds clusters for customers. These assets are deployed in facilities owned and operated by third-party data center providers, which supply space, power, cooling, network connectivity and related services under agreements with the Company. The Company contracts directly with its customers to provide access to, and services in respect of, the AI Infrastructure.

Prior to operating the AI Infrastructure Business, the Company, doing business as Allbirds, Inc., historically sold footwear and apparel (which we refer to as our "historical footwear business"), and the majority of our revenue was from sales directly to consumers via our digital and retail channels.

On June 9, 2026, the Company and the Buyer (as defined below) consummated the closing of the transactions contemplated by the Asset Sale (as defined below) (the "Closing"). As previously disclosed, on March 29, 2026, Allbirds and Allbirds IP LLC, an affiliate of American Exchange Group (the "Buyer"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which, upon the Closing, the Buyer (a) acquired certain of the Company's assets, including those related to intellectual property assets (including global trademarks, trade names, copyrights, patents, domain names, social media accounts, customer lists, and related intellectual property), inventory, certain accounts receivable, and certain prepaid expenses (all of which related to the historical footwear business); and (b) assumed certain liabilities, including those related to certain accounts payable, certain scheduled current liabilities, and intellectual property transfer costs and expenses, subject to certain exceptions (collectively, the foregoing, the "Asset Sale"). All of the assets and liabilities sold and assumed pursuant to the Asset Sale related to our historical footwear business.

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

Liquidity and Going Concern—Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements - Going Concern requires management to evaluate an entity's ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. As of the issuance of the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2026, the Company disclosed that there was substantial doubt of its ability to continue as a going concern. During the three months ended June 30, 2026, the Company received proceeds from the sale of the historical footwear business, from the issuance of its Convertible Notes, and from the issuance of shares under its ATM offering program. This, in conjunction with the implementation of cost-cutting measures and the AI Infrastructure Business strategy, alleviated the substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the issuance of these unaudited condensed consolidated financial statements.

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

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Recognition—Our primary source of revenue is from delivery of managed AI solutions that include infrastructure, technical/architectural design, software, and professional services to meet the needs of clients. Revenue is recognized when control of the AI Infrastructure is transferred to the customer and our performance obligation is satisfied. Our arrangements generally contain a single performance obligation consisting of the delivery of the AI Infrastructure. Revenue is measured as the amount of consideration to which we expect to be entitled in exchange for transferring the AI Infrastructure to the customer.

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

Convertible Notes – The Company has elected the fair value option to account for its outstanding convertible notes, with changes in estimated fair value presented in other expense, net in the unaudited condensed consolidated statements operations and comprehensive loss. The Company has made this election as the fair value option better reflects the underlying economics within convertible notes. Changes in the instrument-specific credit risk are presented as a component of accumulated other comprehensive loss.

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

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the "Transition Services Agreement"). The Transition Services Agreement outlines the infrastructure, people, and facility support the Company will provide to Buyer for a period of 60 days after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three and nine months ended September 30, 2026 were $1.3 million and $2.1 million, respectively.

Using the proceeds from the Asset Sale, we paid $19.7 million to extinguish our outstanding debt arrangement with Second Avenue Capital Partners LLC. The payment resulted in a debt extinguishment loss of $3.2 million and is included in "Loss from discontinued operations before gain from disposal, net of tax" on the condensed consolidated statement of operations and comprehensive loss for the year-to-date period. Refer to Note 5, Long-Term Debt, for more information.

The historical footwear business results and net assets are presented herein as discontinued operations for all periods presented, a change from prior presentation for the comparative periods. The Company recorded a loss from the Asset Sale of $0.3 million and a gain from the Asset Sale of $21.2 million for the three months and nine months ended September 30, 2026, and a net gain from discontinued operations of $1.2 million and a net loss from discontinued operations of $38.5 million for the three months and nine months ended September 30, 2026, respectively. The Company recorded a net loss from discontinued operations of $15.3 million and $40.1 million for the three months and nine months ended September 30, 2025, respectively.

The Asset Sale is treated as discontinued operations for all periods presented because the sale represents a strategic shift that had a material impact on the Company's operating results. The tables below set forth the assets and liabilities related to discontinued operations as of September 30, 2026, and December 31, 2025, and results of operations related to discontinued operations for the three and nine months ended September 30, 2026 and 2025.

	September 30,	December 31,
(in thousands)	2026	2025
Assets
Current assets:
Accounts receivable	$—	$6,839
Inventory	—	38,875
Total current assets	—	45,714

Other assets	2,380	2,407
Total assets	$2,380	$48,121

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$—	$17,220
Accrued expenses and other current liabilities	—	13,167
Deferred revenue	—	1,696
Total current liabilities	—	32,083
Non-current liabilities:
Long-term debt	—	17,371
Total liabilities	$—	$49,454

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net revenue	$—	$32,989	$41,469	$104,787
Costs of net revenue	(559)	18,748	28,512	59,992
Gross profit	559	14,241	12,957	44,795
Selling, general and administrative expenses	(107)	16,713	41,790	53,623
Marketing expense	—	11,719	10,042	32,262
Impairment expense	—	729	—	729
Total operating expense	(107)	29,161	51,832	86,614
Interest (expense) income	—	(370)	(1,988)	9
Loss (gain) from disposal of discontinued operations	(318)	—	21,234	—
Gain on lease terminations	453	3	5,408	1,752
Other income	1,365	—	2,302	—
Other expense	(1,250)	—	(2,140)	—
Loss from debt extinguishment, discontinued operations	—	—	(3,249)	—
Gain (loss) from discontinued operations, net of tax	$916	$(15,287)	$(17,308)	$(40,058)

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Balance Sheet Components

Property and Equipment- Net

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Leasehold improvements	$584	$17,604
Furniture and fixtures	135	10,695
Internal-use software	763	27,667
Machinery and equipment	—	640
Computers and equipment	—	2,144
Total property and equipment - gross	1,482	58,750
Less: accumulated depreciation and amortization	(1,482)	(48,237)
Total property and equipment - net	$—	$10,513

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of  September 30, 2026 and  December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$385	$3,403
Inventory returns receivable	—	501
Security deposits	228	185
Restricted cash	1,210	862
Deferred offering costs	—	224
Taxes receivable	285	4,537
Total prepaid expenses and other current assets	$2,108	$9,712

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets

Other assets consisted of the following as of  September 30, 2026 and  December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Security deposits	$—	$748
Other assets	—	75
Deferred tax assets	513	509
Total other assets	$513	$1,332

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Taxes payable	$487	$159
Interest payable	368	—
Employee-related liabilities	1,492	466
Other accrued expenses	1,630	609
Total accrued expenses and other current liabilities	$3,977	$1,234

5.	Long-Term Debt

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

The Company incurred approximately $0.2 million and $0.3 million of debt issuance costs associated with the April and June Convertible Notes, respectively, for aggregate debt issuance costs of approximately $0.5 million in the nine months ended September 30, 2026. Because the Convertible Notes are measured at fair value, the debt issuance costs were expensed to other expense, net upon issuance in the second quarter of 2026 and were not recorded as a reduction of the carrying amounts of the Convertible Notes.

The Convertible Notes are subsequently remeasured at fair value at each reporting date. Changes in fair value attributable to changes in instrument-specific credit risk are recognized in other comprehensive income, with the remaining changes in fair value recognized in earnings. The portion of the change in fair value attributable to changes in instrument-specific credit risk for the three and nine months ended September 30, 2026 was $8 thousand. The Company separately presents contractual coupon interest as interest expense. Accordingly, the change in fair value recognized in earnings excludes contractual coupon interest separately recognized during the period.

As of September 30, 2026, the fair values of the April and June Convertible Notes were approximately $2.9 million and $4.3 million, respectively, for an aggregate fair value of approximately $7.2 million. The aggregate fair value included approximately $0.4 million of accrued contractual interest. All interest related to the Convertible Notes remains accrued and unpaid, at the discretion of the holder, as of September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recognized a net gain of approximately $0.9 million  and $0.7 million, respectively, from the change in fair value of the Convertible Notes, excluding contractual coupon interest separately recognized during the period, and is presented within gain on fair market value of debt in the condensed consolidated statements of operations and comprehensive loss.

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

For the three and nine months ended September 30, 2026, the Company recognized approximately $0.2 and $0.4 million of contractual coupon interest expense associated with the Convertible Notes. No original issue discount or debt issuance cost amortization was recognized because the Convertible Notes are measured at fair value.

Valuation Inputs

The table below presents inputs used in the fair value measurements of the Convertible Note:

Valuation inputs	April Note — issuance April 14, 2026	April Note — September 30, 2026	June Note — issuance June 4, 2026	June Note — September 30, 2026
Remaining Term	2.0 years	1.6 years	2.0 years	1.7 years
Volatility	45.00%	55.00%	45.00%	50.00%
Risk-free interest rate	3.69%	4.64%	3.97%	4.68%
Credit Spread	9.31%	11.79%	9.46%	11.79%

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

On June 9, 2026, concurrent with the Closing of the Asset Sale, the Credit Agreement was repaid in its entirety, inclusive of interest and fees. The Company recorded a $3.2 million loss on debt extinguishment, presented within loss from discontinued operations on the condensed consolidated statement of operations and comprehensive loss for the nine months ended  September 30, 2026. As of  September 30, 2026 there were no amounts outstanding under the Credit Agreement.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Stockholders' Equity

As of  September 30, 2026 and  December 31, 2025 we were authorized to issue 2,220,000,000 shares of capital stock, comprised of 2,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. Each class had a par value of $0.0001 per share.

Common Stock

As of  September 30, 2026 and  December 31, 2025, we had two classes of common stock: Class A common stock and Class B common stock. Each class had a par value of $0.0001.

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

On August 20, 2026, the Company paid a dividend of $0.31 per share of common stock to stockholders of record as of June 25, 2026, for a total payment of $3.6 million. The dividend was a special dividend payable from the proceeds of the Asset Sale and, as a result, was recognized within accumulated deficit.

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

Shares of common stock reserved for future issuance as of  September 30, 2026 and  December 31, 2025 consist of the following:

	September 30,	December 31,
	2026	2025
2015 Equity Incentive Plan:
Options issued and outstanding	178,284	267,085
2021 Equity Incentive Plan:
Options issued and outstanding	172,780	220,342
Restricted stock units outstanding	2,161,646	491,544
Performance stock units outstanding	—	83,780
Shares available for future grants	3,655,021	795,645
2021 Employee Stock Purchase Plan:
Shares available for future grants	359,640	366,866
Senior Secured Convertible Notes:
Shares reserved for April 2026 Convertible Note	2,304,438	—
Shares reserved for June 2026 Convertible Note	3,545,289	—
Total shares of common stock reserved for future issuance	12,377,098	2,225,262

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

ATM Offering Program

On April 28, 2026, we entered into an "at-the-market offering" ("ATM") program with Chardan Capital Markets LLC ("Chardan"), to sell shares of our Class A common stock having an aggregate offering price of up to $50 million, from time to time. On June 11, 2026, we increased the maximum aggregate offering amount of shares issuable pursuant to the ATM program by an additional aggregate amount of up to $48.1 million, for a total aggregate offering price of up to $98.1 million. We did not sell any shares under the Chardan ATM during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we sold 2,590,758 shares of Class A common stock for net proceeds of $15.4 million.

In June 2025, we entered into an "at-the-market offering" ("TD ATM") program with TD Securities (USA) LLC ("TD Cowen"), pursuant to which we could offer and sell, from time to time, through TD Cowen or its affiliates, acting as sales agents, shares of our common stock having an aggregate offering price of up to $50 million.  The TD ATM was terminated when the Company entered into the ATM program with Chardan. We did not sell any shares under the TD ATM program during the three and nine months ended September 30, 2026 or 2025.

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

We operate one operating and reportable segment, as the CODM reviews financial information presented on an aggregate basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Specifically, our CODM uses consolidated net loss from continuing operations as the measure of segment profit or loss for evaluating performance and allocating resources. The measure of segment assets is reported on the consolidated balance sheets as "Total assets." As of September 30, 2026, there are no other significant expense categories regularly provided to the CODM. There was no change in our operating or reportable segments as a result of the change in CEO during the second quarter of 2026.

Customer Concentration

During the nine months ended September 30, 2026, the Company had one customer which generated 100% of the Company's revenue from continuing operations.

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

2021 Equity Incentive Plan

In September 2021, our Board of Directors adopted, and our stockholders approved, the 2021 Plan, which became effective in connection with the IPO in November 2021. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of equity compensation. In addition, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through (and including) January 1, 2031, in an amount equal to 4% of the total number of share of our common stock (both Class A and Class B) outstanding on December 31 of the immediately preceding year, except that, before the date of any such increase, our Board of Directors may determine that the increase for such year will be a lesser number of shares. Additionally, to the extent that any stock options outstanding under the 2015 Plan expire, terminate prior to exercise, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, the shares of Class B common stock reserved for issuance pursuant to such equity awards will become available for issuance as shares of Class A common stock under the 2021 Plan. On September 30, 2026, our stockholders approved an amendment to the 2021 Plan to increase the number of shares of Class A common stock authorized for issuance under the 2021 Plan by 3,500,000 shares. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 100,000,000 shares.

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

Stock Options

A summary of the status of the 2015 Plan and 2021 Plan as of  December 31, 2025 and  September 30, 2026, and changes during the nine month period ended  September 30, 2026, is presented below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2025	487,427	$69.89	5.09	$98
Granted	—	—		—
Exercised	(37,419)	1.48		—
Forfeited	—	—		—
Cancelled	(98,944)	87.95		—
Outstanding at September 30, 2026	351,064	$72.08	3.99	$—
Vested and exercisable at September 30, 2026	330,763	$74.91	3.83	$—

There were no stock options granted for the three and nine months ended September 30, 2026 and 2025.

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

RSU activity during the nine months ended September 30, 2026 was as follows:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Unvested at December 31, 2025	491,544	$11.48
Granted	2,481,040	5.89
Vested	(634,243)	8.04
Forfeited	(176,695)	10.81
Unvested at September 30, 2026	2,161,646	$6.14

Performance Stock Units

In March 2025, we granted certain members of our executive leadership team 50 thousand RSUs with performance-based and service-based vesting conditions (the "PSUs"). The awards vested based on the achievement of certain financial performance targets, related to the historical footwear business, as well as the individuals' continued employment with us. As a result of the Asset Sale, all remaining PSUs were cancelled as of September 30, 2026.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

PSU activity during the nine months ended September 30, 2026 was as follows:

		Weighted-
		Average Grant
	Target Number	Date Fair Value
	of Shares	per Share
Unvested at December 31, 2025	83,780	$11.25
Granted	—	—
Vested	—	—
Forfeited	(68,780)	4.60
Cancelled	(15,000)	6.57
Unvested at September 30, 2026	—	$—

Stock-Based Compensation Expense

Stock-based compensation expense from continuing operations, recognized as selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, was $1.2 million and $3.6 million respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

As of  September 30, 2026, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options granted under both equity incentive plans, which is expected to be recognized over the weighted-average remaining vesting period of approximately 0.68 years. There was approximately $13.0 million of total unrecognized compensation cost related to outstanding unvested RSUs under the 2021 Plan, which is expected to be recognized over the weighted-average remaining vesting period of approximately 3.12 years.

9.	Income Taxes

Income tax benefit (provision) attributable to continuing operations was $85 thousand and $34 thousand for the three and nine months ended September 30, 2026, and ($72) thousand and ($219) thousand for the three and nine months ended September 30, 2025, respectively.  The effective tax rate on loss from continuing operations was three and nine months ended September 30, 2026 was 0% and 0%, compared to 0% and 0% for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, the Company remained subject to examination by various taxing authorities for tax years 2020 through 2025. During the nine months ended September 30, 2026, there were no material changes in the Company's uncertain tax positions, and the Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Commitments and Contingencies

Legal Proceedings

We are subject to various claims and legal proceedings that arise in the ordinary course of our business activities. Although the outcome of any legal proceedings cannot be predicted with certainty, as of  September 30, 2026, our ultimate liability, if any, is not expected to have a material effect on our financial position or operations.

On April 13, 2023, the Company and certain of its executive officers and directors were named as defendants in what is now a consolidated putative class action captioned Shnayder v. Allbirds, Inc., et al., Case No. 23-cv-01811-AMO (N.D. Cal.). The operative Consolidated Third Amended Complaint alleges that we violated Sections 10(b) and 20(a) of the Exchange Act and Sections 11 and 15 of the Securities Act by making materially false or misleading statements about the Company’s business, operations and prospects. On February 26, 2026, the court dismissed the Third Amended Complaint with prejudice. Plaintiffs have appealed the dismissal of the Exchange Act claims to the Ninth Circuit Court of Appeals, which appeal remains pending. We intend to vigorously defend against this lawsuit.

On October 3, 2023, the Company and certain of its executive officers and directors were named as defendants in a shareholder derivative suit, captioned Park v. Zwillinger, et al., Case No. 23-cv-01092-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges violations of Section 14(a) of the Exchange Act, contribution under Section 21D of the Exchange Act, breach of fiduciary duties, and aiding and abetting based on allegations that are substantially similar to those asserted in the securities class action. On October 13, 2023, the Company and certain of its past and current executive officers and directors were named as defendants in a substantially similar shareholder derivative suit, captioned Junker v. Zwillinger, et al., Case No. 23-cv-01152-CFC, filed in the United States District Court for the District of Delaware. This lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of Section 10(b) of the Exchange Act, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and waste of corporate assets based on allegations that are substantially similar to those asserted in the securities class action. These cases, along with two shareholder derivative suits filed in Delaware Chancery Court in 2025 asserting substantially similar allegations and alleging state law claims on similar theories, captioned Wolfson v. Zwillinger, et al., Case No. 2025-0007 (Del. Ch.) and Powell v. Zwillinger, et al., Case No. 2025-0908 (Del. Ch.), are currently stayed pending the outcome of the securities class action. The Company intends to vigorously defend against these lawsuits.

On January 27, 2026, a putative class action captioned Kelly Vickers v. Allbirds, Inc., Case No. 26-cv-861, was filed in the United States District Court for the Northern District of California. The complaint alleges that the Company’s purported use of third-party tracking technologies on its retail website violated the Electronic Communications Privacy Act (“ECPA”), the California Invasion of Privacy Act (“CIPA”), and a right to privacy under the California Constitution. On May 27, 2026, the Court granted the Company’s motion compelling arbitration and stayed the case pending the outcome of any such arbitration proceedings. Plaintiff’s law firm purports to represent 3,455 claimants with arbitration demands against the Company. No claims have yet been filed in arbitration. The Company intends to vigorously defend against these claims.

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

For the three and nine months ended  September 30, 2026, the Company recognized approximately $0.1 and $0.2 million of interest income associated with the lease, respectively.

As of September 30, 2026, the Company's net investment in the lease was approximately $2.5 million, of which approximately $0.7 million and $1.8 million were classified as current and non-current, respectively.

Future undiscounted contractual payments under the lease as of September 30, 2026 were as follows:

Operating Lease
(in thousands)	Payments
Fiscal year ended December 31,
Remainder of 2026	$260
2027	1,039
2028	1,177
2029	760
Total undiscounted finance lease payments	3,236
Less: unearned interest income	(718)
Net investment in sales-type lease	$2,518

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders, continuing operations	$(3,710)	$(5,037)	$(22,579)	$(17,642)
Net income (loss) attributable to common stockholders, discontinued operations	916	(15,287)	(17,308)	(40,058)
Net loss	$(2,794)	$(20,324)	$(39,887)	$(57,700)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,849,210	8,167,465	9,916,988	8,092,579

Net loss per share attributable to common stockholders, basic and diluted, continuing operations	(0.31)	(0.62)	(2.28)	(2.18)
Net income (loss) per share attributable to common stockholders, basic and diluted, discontinued operations	0.08	(1.87)	(1.75)	(4.95)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(2.49)	$(4.03)	$(7.13)

The following shares of preferred stock and common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	September 30,	September 30,
	2026	2025
Note conversion feature	5,849,727	—
Outstanding stock options	351,064	495,441
2021 ESPP	7,401	484
RSUs	2,173,556	595,303
PSUs	—	93,780
Total anti-dilutive securities	8,381,748	1,185,008

13.	Benefit Plan

We sponsor a 401(k) defined contribution plan covering eligible employees who elect to participate. We are allowed to make discretionary profit sharing and matching contributions as defined in the plan and as approved by our Board of Directors. No discretionary profit-sharing contributions were made for the three and nine months ended September 30, 2026 and 2025. We made $0.1 million and $0.3 million matching contributions for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million of matching contributions for the three and nine months ended September 30, 2025, respectively. We have no intention to terminate the plan.

SMARTBIRD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	Subsequent Events

On November 6, 2026, the Company signed a master services agreement for data center colocation and other related services with an initial term of 36 months. The aggregate commitment under this agreement is approximately $22.7 million, which is expected to be paid in the next nine months.

On November 10, 2026, an additional $10.0 million in aggregate principal amount was issued from the Company's existing Convertible Notes Facility, leaving $81.75 million remaining under the Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled "Risk Factors" included under Part II, Item 1A below and "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Overview

Smartbird, Inc. ("Smartbird" or the "Company") delivers dedicated AI infrastructure, giving organizations the performance, control, and security of a private AI cluster without requiring them to build, operate, or maintain the underlying infrastructure (the "AI Infrastructure Business"). Working with third-party data center providers, service providers, and equipment vendors, Smartbird seeks to manage the customer's infrastructure lifecycle, from procurement and deployment to operations and hardware refreshes, so customers can focus on AI workloads, not AI infrastructure. The Company addresses the needs of a growing segment of customers looking for more control over their own AI infrastructure, including enterprises in healthcare, pharma, financial services and public-sector agencies.

The Company historically operated a lifestyle footwear and apparel brand (the “historical footwear business”). During the second quarter, the Company sold certain assets and liabilities used to operate the historical footwear business (the “Asset Sale”) to a third party, and as of June 30, 2026, the Company no longer operated the historical footwear business. Current period and historical operating results related to the historical footwear business are presented as discontinued operations.

How We Operate Our Business

We purchase on behalf of our customers GPUs, servers, networking, storage or other equipment that make up our AI Infrastructure from third-party manufacturers, resellers and system integrators, generally on the basis of individual purchase orders placed after we have entered into a corresponding customer commitment. The AI Infrastructure we have acquired to date consists of server systems utilizing NVIDIA GPUs. Our access to equipment depends on the availability, pricing, lead times and allocation practices of our vendors and of the concentrated supply chain on which they rely.

We do not own or operate data center facilities. Instead, we deploy our AI Infrastructure in facilities owned and operated by third-party data center providers, under colocation or similar agreements. The data center provider is responsible for the facility, including its relationships with utilities, the supply of power, backup generation, cooling, physical security, network connectivity and, in some cases, on-site technical support. We, together with our personnel and third-party contractors, are responsible for installing, configuring, operating, monitoring and maintaining the AI Infrastructure within the contracted space. We contract directly with our customers to provide access to, and services in respect of, the AI Infrastructure.

Components of Results of Operations

Net Revenue

During the nine months ended September 30, 2026, our revenue was generated through the lease of AI Infrastructure. Revenue, under our current sales-type lease, is recognized when we satisfy our performance obligation by transferring control of the assets to the customer.

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

Unlike cloud providers that build ahead of demand, our strategy is demand-led; we generally seek to tie equipment purchases and data center commitments to customer orders, which is intended to reduce capital expenditure risk and limit speculative infrastructure build-out. However, we may be required to make purchase commitments, deposits or prepayments to equipment vendors, or multi-year capacity commitments to data center providers, before, or on terms that differ from, the corresponding customer commitments.

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

Operating costs and expenses

Costs of Net Revenue

As of September 30, 2026, costs of net revenue consisted of the cost of AI Infrastructure leased in the period. In future periods, we expect costs of net revenue to primarily consist of expenses associated with building dedicated AI Infrastructure platforms and providing related services. These costs include the procurement and hosting of high-performance computing, networking, and storage hardware from third-party suppliers and fees paid to third-party data center providers for the space, power, cooling, connectivity and related services necessary to host our infrastructure platforms. Additionally, cost of net revenues will include personnel-related expenses for our engineering and operations teams who are responsible for the build out and ongoing management, security, and optimization of these environments for our customers.

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

Interest Income

As of September 30, 2026, interest income is generated based on a customer lease of AI Infrastructure.

Interest Expense, Net

Interest expense, net, primarily consists of contractual interest costs associated with our outstanding Convertible Notes.

Gain on Fair Market Value of Debt

Gain on fair market value of debt consists of fair valuation adjustments associated with our outstanding Convertible Notes.

Other Income (Expense), Net

Other expense, net, primarily consists of costs related to the debt discounts and issuance costs associated with our outstanding Convertible Notes, and realized gains or losses on foreign currency.

Income Tax Benefit (Provision)

Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we previously conducted business. We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Because we have a recent history of pre-tax book losses and are expected to be in a pre-tax book loss position in the near term, a valuation allowance was maintained against the deferred tax assets in all jurisdictions other than in the United Kingdom as of September 30, 2026.

Gain (Loss) from Discontinued Operations

Gain (loss) from discontinued operations consists of the net financial results associated with the historical footwear business, which was sold and ceased operations during the quarter ended June 30, 2026 and represented a strategic shift that had a material impact on operating results. Prior period amounts have been adjusted from those reported to reflect discontinued operations.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Statements of Operations Data:
Net revenue	$—	$—	$2,758	$—
Costs and expenses:
Costs of net revenue	—	—	2,758	—
Selling, general and administrative expenses[1]	4,577	4,965	21,284	17,423
Total operating expense	4,577	4,965	24,042	17,423
Loss from operations	(4,577)	(4,965)	(21,284)	(17,423)
Interest income	113	—	192	—
Interest expense	(216)	—	(1,674)	—
Gain on fair market value of debt	883	—	654	—
Other income (expense), net	2	—	(501)	—
Loss before income tax benefit (provision)	(3,795)	(4,965)	(22,613)	(17,423)
Income tax benefit (provision)	85	(72)	34	(219)
Net loss from continuing operations	(3,710)	(5,037)	(22,579)	(17,642)
Discontinued operations
Gain (loss) from discontinued operations before (loss) gain from disposal, net of tax[2]	1,234	(15,287)	(38,542)	(40,058)
Loss (gain) from disposal of discontinued operations	(318)	—	21,234	—
Gain (loss) from discontinued operations, net of tax	916	(15,287)	(17,308)	(40,058)
Net loss	$(2,794)	$(20,324)	$(39,887)	$(57,700)

________________

(1)

Includes stock-based compensation expense of approximately $1.2 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, and approximately $0.4 million and $1.2 million for the same periods in 2025.

(2)

Includes depreciation and amortization expense of $0.0 million and $9.8 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $5.7 million for the same periods in 2025. Includes stock-based compensation expense of approximately $0.0 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, and approximately $1.1 million and $4.7 million for the same periods in 2025.

Comparison of the Three Months Ended September 30, 2026 and 2025

Net Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net revenue	$—	$—	$—	NM

Net revenue was flat at for the three months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period, and did not have any revenue generating activities in the current period.

Operating Costs and Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Costs of net revenue	$—	$—	$—	NM
Selling, general, and administrative expenses	4,577	4,965	(388)	(7.8)%
Total operating expense	$4,577	$4,965	$(388)	(7.8)%

Costs of Net Revenue

Costs of net revenue was flat for the three months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business in the prior period, and did not have any cost of revenue generating activities in the current period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense decreased by $0.4 million, or 7.8%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily driven by lower personnel costs and lower outside services costs compared to the prior period.

Interest Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$113	$—	$113	NM

Interest income increased by $0.1 million for the three months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Interest Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$216	$—	$216	NM

Interest expense increased by $0.2 million for the three months ended September 30, 2026 as compared to the same period in 2025. The change was due to interest expense recorded on the Convertible Notes issued during the second quarter of 2026.

Gain on Fair Market Value of Debt

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gain on fair market value of convertible debt	$883	$—	$883	NM

Gain on fair market value of debt increased by $0.9 million for the three months ended September 30, 2026 as compared to the same period in 2025. The change was due to the fair market value adjustment on our Convertible Notes, which were issued during the second quarter of 2026.

Other Income (Expense), Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other income, net	$2	$—	$2	NM

Other income was flat for the three months ended September 30, 2026 as compared to the same period in 2025.

Income Tax Benefit (Provision)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax benefit (provision)	$85	$(72)	$157	(218.1)%

Income tax provision changed to a benefit of $85 thousand from an expense of $72 thousand for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

Discontinued Operations

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gain (loss) from discontinued operations before (loss) gain from disposal, net of tax	$1,234	$(15,287)	$16,521	(108.1)%
(Loss) from disposal of discontinued operations	(318)	—	(318)	NM
Gain (loss) from discontinued operations, net of tax	$916	$(15,287)	$16,203	(106.0)%

Gain (loss) from discontinued operations before (loss) gain from disposal, net of tax changed by $16.5 million, or 108.1%, for the three months ended September 30, 2026 as compared to the same period in 2025, related to the operation of the historical footwear business during the second quarter of the current year, resulting in very little activity in the current period, primarily driven by tariff refunds and income from a transition services agreement received during the third quarter.

Loss from disposal of discontinued operations increased by $0.3 million for the three months ended September 30, 2026 as compared to the same period in 2025, related to the settlement of certain receivables and payables related to the Asset Sale completed during the second quarter of 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net revenue	$2,758	$—	$2,758	NM

Net revenue increased by $2.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Costs of net revenue	$2,758	$—	$2,758	NM
Selling, general, and administrative expenses	21,284	17,423	3,861	22.2%
Total operating expense	$24,042	$17,423	$6,619	38.0%

Costs of net revenue

Costs of net revenue increased by $2.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $3.9 million, or 22.2%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily driven by activity in the second quarter of 2026, including increased legal and other corporate outside services, increases in stock-based compensation expense, and increases in other operating expenses associated with the AI Infrastructure Business, our ongoing operations, which the Company did not operate in the prior period.

Interest Income

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$192	$—	$192	NM

Interest income increased by $0.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, as the Company did not operate the AI Infrastructure Business, our ongoing operations, in the prior period.

Interest Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$(1,674)	$—	$(1,674)	NM

Interest expense increased by $1.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The change was due to interest expense recorded on our Convertible Notes issued during the current period.

Gain on Fair Market Value of Debt

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Gain on fair market value of convertible debt	$654	$—	$654	NM

Gain on fair market value of debt increased by $0.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The change was due to the fair market value adjustments on our Convertible Notes.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(501)	$—	$(501)	NM

Other expense increased by $0.5 million for the six months ended September 30, 2026 as compared to the same period in 2025. The change was due to the issuance costs associated with our Convertible Notes.

Income Tax Benefit (Provision)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax benefit (provision)	$34	$(219)	$253	(115.5)%

Income tax provision changed to a benefit of $34 thousand from a provision of $0.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a change in the mix of taxable income in foreign jurisdictions that resulted in differences in the effective tax rates for the comparative period.

Discontinued Operations

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Loss from discontinued operations before gain from disposal, net of tax	$(38,542)	$(40,058)	$1,516	(3.8)%
Gain from disposal of discontinued operations	21,234	—	21,234	NM
Loss from discontinued operations, net of tax	$(17,308)	$(40,058)	$22,750	(56.8)%

Loss from discontinued operations before gain from disposal, net of tax decreased by $1.5 million, or 3.8%, for the nine months ended September 30, 2026 as compared to the same period in 2025, related to fewer days operating the footwear business in the current period, partially offset by a loss on debt extinguishment.

Gain from disposal of discontinued operations increased by $21.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025, related to the gain on the Asset Sale completed during the period.

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

•	adjusted EBITDA does not reflect losses from other expenses and therefore does not include all of our debt costs;

•	adjusted EBITDA does not reflect gains or losses from the fair value of debt, and therefore does not include all of our debt costs;

•	adjusted EBITDA does not reflect interest income or expense, or the cash required to service interest on our debt, which reduces cash available to us;

•	adjusted EBITDA does not reflect income tax expense, or tax payments that may reduce cash available to us, and;

•	adjusted EBITDA does not reflect losses from discontinued operations, which may reduce cash available to us.

Further, other companies, including companies in our industry, may calculate this non-GAAP financial measure differently, which reduces its usefulness as a comparative measure. Because of these limitations, we consider, and investors should consider, this non-GAAP financial measure together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of adjusted EBITDA to its most comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(2,794)	$(20,324)	$(39,887)	$(57,700)
Add (deduct):
Stock-based compensation expense	1,219	441	3,614	1,194
Interest income	(113)	—	(192)	—
Interest expense	216	—	1,674	—
Other (income) expense, net	(2)	—	501	—
Gain on fair market value of debt	(883)	—	(654)	—
Income tax (benefit) provision	(85)	72	(34)	219
Discontinued operations	(916)	15,287	17,308	40,058
Adjusted EBITDA	$(3,358)	$(4,524)	$(17,670)	$(16,229)

Adjusted EBITDA loss decreased by $1.2 million and increased $1.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The change was primarily due to changes in operating expenses from continuing operations as described in the sections above.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $24.7 million.

The Company's principal sources of liquidity are a combination of equity and debt financing, including Convertible Notes issued in April and June 2026 and our at-the-market equity program, enabling us to access equity funding on an ongoing basis. These principal capital resources are further discussed below, under the headings Convertible Notes and ATM Offering.

The Company's primary anticipated outflows are as follows: acquisitions of components and infrastructure equipment for our AI Infrastructure Business from third-party suppliers, including the procurement, maintenance, and hosting of high-performance GPU hardware, fees paid to third-party data center and other service providers for space, power, cooling, connectivity, and related services, recurring payroll and benefits for the teams responsible for the ongoing engineering, security, and management of these infrastructure environments, and general corporate activities. Payments to data center providers are funded at the project level, and may include financing or customer advances that we receive and remit to those providers. The timing of cash receipts and payments, as well as any refunds or credits, may affect our liquidity. We expect to fund our operations through debt or equity financings, as well as expected future operating cash flow.

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

Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities, continuing operations	$(15,524)	$(16,988)
Net cash used in operating activities, discontinued operations	(14,815)	(34,821)
Net cash used in investing activities, continuing operations	(2,053)	(1,822)
Net cash provided by investing activities, discontinued operations	36,224	388
Net cash provided by (used in) financing activities, continuing operations	19,792	(158)
Net cash (used in) provided by financing activities, discontinued operations	(25,225)	9,424
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11)	957
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,612)	$(43,020)

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities from continuing operations was $15.5 million, which consisted of a net loss from continuing operations of $22.6 million, in part driven by a net change of $3.6 million in our operating assets and liabilities and non-cash charges of $3.5 million resulting from stock-based compensation expense, a discount on the issuance of Convertible Notes, and an increase in the fair value of the Convertible Notes.

During the nine months ended September 30, 2025, net cash used in operating activities from continuing operations was $17.0 million, which consisted of a net loss of $17.6 million, in part driven by a net change of $(0.5) million in our operating assets and liabilities and partially offset by non-cash charges of $1.2 million.

During the nine months ended September 30, 2026, net cash used in operating activities from discontinued operations was $14.8 million, which consisted of a net loss from discontinued operations of $17.3 million, a net change of $0.9 million in our operating assets and liabilities and by net non-cash charges of $1.6 million. The non-cash activity included $22.8 million of depreciation, amortization, stock-based compensation, loss on extinguishment of debt and interest expenses related to the discontinuation of the historical footwear business, partially offset by a gain on the sale of assets of $21.2 million related to the Asset Sale.

During the nine months ended September 30, 2025, net cash used in operating activities from discontinued operations was $34.8 million, which consisted of a net loss of $40.1 million, and a net change of $(6.7) million in our operating assets and liabilities, offset by non-cash charges of $11.9 million.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities from continuing operations was $2.1 million from the purchase of GPU assets, partially offset by changes in security deposits of $0.7 million related to leases that were not sold as part of the Asset Sale.

During the nine months ended September 30, 2025, net cash used in investing activities from continuing operations was $1.8 million, primarily related to cash outflows for the purchases of property and equipment that was not sold as part of the Asset Sale.

During the nine months ended September 30, 2026, net cash provided by investing activities from discontinued operations was $36.2 million, related to the proceeds received from the Asset Sale, partially offset by the escrow receivable from the Asset Sale.

During the nine months ended September 30, 2025, net cash provided by investing activities from discontinued operations was $0.4 million related to proceeds from the sale of our international businesses in 2024.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2026 was $19.8 million, primarily due to $7.8 million of borrowings related to our Convertible Notes and $15.4 million in net proceeds from the issuance of shares in our ATM offering, partially offset by the cash dividend payment of $3.6 million.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2025 was $0.2 million, primarily related to the payment of deferred financing costs.

Net cash used in financing activities from discontinued operations for the nine months ended September 30, 2026 was $25.2 million, related to the repayment of our Credit Agreement.

Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2025 was $9.4 million, primarily due to $12.3 million in borrowings on our Credit Agreement, partially offset by $2.9 million in payments of deferred financing costs.

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

Certain of our critical accounting estimates have been updated due to the changes in the business we operate as of September 30, 2026. These include updates to Revenue Recognition, the addition of Convertible Notes, and the removal of Inventory. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional detail on our critical accounting estimates.

Aside from those referenced in the preceding paragraph, as of September 30, 2026, there have been no changes to our critical accounting estimates as discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in the Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the period ended September 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 10—Commitments and Contingencies—Legal Proceedings contained in the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

In addition, from time to time, we have been and may in the future be subject to legal proceedings, claims, demands and government investigations including claims arising from our public statements to investors, our workforce, our technology and business processes, our intellectual property, the Asset Sale, the wind-down of our historical footwear business and our AI Infrastructure Business (including disputes with customers, equipment suppliers, service providers, and data center providers. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation, and other factors.

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

The Asset Sale has been completed, however, our continuing business may not be viable.

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

Our business is focused on the acquisition and monetization of graphics processing units, related high-performance computing infrastructure and other related assets. While members of our Board and management team have relevant experience, we have only a limited operating history in this business as a company. As a result, investors will have limited basis on which to evaluate our prospects in this new business. We may be unable to retain existing employees or attract new employees with the expertise necessary to operate the AI Infrastructure Business. To the extent we are not able to retain our Chief Executive Officer and other key employees and consultants, our AI Infrastructure business may not be viable.

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

Many of these competitors have significantly longer operating histories, more established brands, deeper customer relationships, superior access to capital, better procurement terms, more sophisticated technical capabilities, more extensive infrastructure and greater tolerance for risk than we do. These competitors may be able to acquire AI Infrastructure at lower cost, offer more attractive pricing or commercial terms, absorb volatility more effectively, offer more attractive compensation packages to key employees, deploy assets more quickly and secure customers and strategic relationships more successfully than we can. Our limited resources relative to these competitors may materially impair our ability to compete, generate revenue and create stockholder value.

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

Such turnover may be exacerbated by the fact that the successful operation of the AI Infrastructure Business requires specialized capabilities that differ substantially from those required to operate our historical footwear business. The success of our Business is dependent on continuing services of our Chief Executive Officer and other key employees and consultants. Any such turnover could result in a loss of institutional knowledge, reduced management continuity, weakened oversight, disruption to strategic execution, delays in implementing the AI Infrastructure Business, uncertainty among employees, counterparties and stockholders, and difficulty maintaining effective disclosure controls, internal control over financial reporting and corporate governance processes. Significant turnover could also create actual or perceived governance concerns, increase the risk of disputes regarding the direction of the Company and make it more difficult to attract and retain qualified personnel and directors. Any of these developments could materially and adversely affect our business, financial condition, results of operations, prospects and the market price of our Class A common stock.

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

We have entered into, and expect to continue to enter into, leases, sale/lease-back transactions, financing arrangements, data center and hosting agreements and other commercial contracts, and we are exposed to counterparty credit, performance and enforcement risk. Our counterparties may become unwilling or unable to perform their obligations, may dispute contractual terms, may seek concessions, may terminate agreements early, may fail to renew agreements or may become insolvent or bankrupt. Any such nonperformance could reduce our revenues, impair the value of our AI Infrastructure, increase our costs, require costly enforcement efforts, result in litigation or force us to re-market assets on less favorable terms. These risks are particularly significant with respect to our data center providers, to which we remit customer payments in advance of the delivery of services, as described below. These risks may be heightened in periods of economic volatility or in emerging or rapidly changing markets. Counterparty nonperformance could materially adversely affect our business and financial condition.

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

AI Infrastructure and related infrastructure are subject to operational risks, including hardware failure, defects, overheating, power interruptions, cooling failures, networking issues, software incompatibility, improper configuration, transportation damage, theft, maintenance errors and other disruptions. Such events may reduce performance, delay deployment, impair availability, increase operating costs, cause contractual disputes or expose us to claims for damages. To the extent such events impact equipment, areas, or services controlled by third parties with whom we contract, we may be dependent on such third parties to address such events adequately and in a timely manner. If we are unable to prevent or mitigate these operational risks effectively, our ability to monetize AI Infrastructure could be materially impaired. In addition, equipment failures or disruptions could harm our reputation, reduce customer trust and materially adversely affect our revenues and profitability.

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

We depend on third parties across a concentrated and complex supply chain for hosting, operation, logistics, maintenance, procurement, manufacturing and other critical functions, and failures by those third parties could materially harm us.

Our business depends heavily on third parties, including manufacturers, designers, foundries, advanced-packaging providers, distributors, brokers, resellers, hosting providers, data center operators, logistics providers, maintenance providers, insurers, technical consultants, networking providers and financing counterparties. We may have limited control over these third parties, and their failure to perform could disrupt our business. Third-party failures may include delays, service interruptions, insolvency, breaches of contract, negligence, cybersecurity incidents, quality issues, cost increases, labor disputes, regulatory violations, capacity constraints, allocation decisions or other misconduct. Because important parts of the AI and semiconductor ecosystem are concentrated in a relatively small number of suppliers and service providers, including participants involved in advanced chip fabrication and packaging, adverse developments affecting any such participant may have outsized effects on pricing, availability and deployment timelines throughout the market. If any critical third party fails to perform adequately or if we are unable to replace such party on acceptable terms, our business, financial condition and prospects could be materially adversely affected.

We do not own or operate the data centers in which our AI Infrastructure is deployed, and our ability to provide services to our customers depends on third-party data center and related service providers for power, cooling, space, connectivity, physical security and other critical services.

Our AI Infrastructure Business provides customers with dedicated AI infrastructure and related services, but we do not own or operate the data center facilities in which that infrastructure is housed. Instead, we lease, license or otherwise contract for space, power, cooling, network connectivity, physical security, remote-hands support and other critical services from third-party data center providers, and we procure the AI Infrastructure itself from third-party manufacturers, resellers or integrators. We cannot provide services to our customers without these third parties. Because we do not control the operation of these facilities, we depend on the data center providers to maintain power and cooling, restore service following an outage, maintain backup generators and fuel supplies, protect the facility against physical and cyber intrusion and otherwise operate the facility in accordance with the requirements of our business and of our customers. Depending on the terms of our agreements and the number of tenants in a facility, we may have little or no ability to influence how a data center provider allocates power, cooling capacity or repair resources among its tenants, and we may depend on both the data center provider and the local utility to restore service in the event of a power interruption.

Data center facilities are vulnerable to damage or interruption from a variety of sources, including fires, floods, earthquakes, storms, extreme heat, power loss, cooling failures, telecommunications failures, equipment or system failures, human error, physical or electronic break-ins, sabotage, terrorism, labor disputes and other catastrophic events, as well as local administrative actions, permitting or zoning changes, litigation and government orders that may restrict or halt operations. A data center provider may also fail to deliver space or power on the agreed schedule, fail to complete build-outs or retrofits required for high-density or liquid-cooled equipment, increase prices, reduce service levels, prioritize other tenants, terminate or decline to renew our agreements, sell or transfer the facility, lose the financing needed to construct or operate the facility or become insolvent. Because our business is at an early stage, our AI Infrastructure is, and may continue to be, deployed in a small number of facilities, and an adverse event affecting any one facility could affect all or a substantial portion of our revenue. If a data center provider fails to perform, or if a facility is damaged, impaired or unavailable, we may be unable to provide contracted services to our customers for an extended period. We may also be required to relocate AI Infrastructure to an alternative facility, which may not be available on acceptable terms, on a timely basis or at all, and we may incur significant costs for de-installation, transportation, re-installation and testing. Any of these events could result in service credits, refunds, contract terminations, claims for damages, reputational harm and loss of customers, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

Because our customers and suppliers may advance certain amounts that we pass through to third-party data center providers, customers look to us, and not to the data center provider, for performance and for any refund, credit or other remedy if services are not delivered.

Under our current business model, our customers and suppliers may pay us in advance for the AI Infrastructure services we provide, including amounts attributable to data center space, power, cooling and related services, and we generally remit those amounts to the applicable data center providers, in many cases before the period in which the services are to be delivered. Our customers and suppliers may look to us, and not to the data center provider, for performance and for any refund, credit or other remedy if services are not delivered. Our ability to recover the amounts we have paid, however, depends on the terms of our agreements with the data center provider, and the provider’s performance and financial condition.

Our agreements with data center providers may not permit us to recover prepaid amounts, or may permit recovery only in limited circumstances. Data center agreements commonly limit a provider’s liability to service credits capped at a fraction of monthly fees, exclude liability for consequential damages and lost revenue, excuse performance for force majeure events such as fires, floods, severe weather, utility failures and other casualties, and require the tenant to continue paying during periods of reduced service. Any refund rights we do have may be subject to notice requirements, cure periods, disputes over whether an outage or casualty event occurred and how long it lasted, and offsets or counterclaims by the provider. If a data center provider disputes our right to a refund, we may be required to pursue litigation or arbitration, which could be costly and time-consuming and the outcome of which is uncertain. In the meantime, we may be required under our customer and supplier agreements to provide service credits, refunds of prepaid amounts or other compensation to our customers, and our customers may terminate their agreements, withhold future payments or assert claims against us. Any mismatch between the amounts we owe our customers or suppliers and the amounts we are able to recover from the data center provider, or between the timing of those payments, would be borne by us and could materially reduce our liquidity. These risks are heightened if a data center provider becomes insolvent or the subject of a bankruptcy or similar proceeding.

In such a proceeding, amounts we have prepaid to the provider would likely be treated as general unsecured claims unless they are held in a segregated account, escrow or trust for our benefit or are otherwise secured, and we may recover only a small portion of those amounts, if anything, and only after significant delay. The automatic stay could prevent us from terminating our agreement, exercising setoff rights or pursuing collection, and the provider or a trustee could seek to reject our agreement, assume and assign it to a third party or challenge as preferential certain payments or transfers we received from the provider before the bankruptcy. A data center provider in financial distress may also reduce maintenance, staffing, security or power and fuel procurement before any formal proceeding begins, increasing the likelihood of an outage. Our obligations to our customers would not be reduced by the provider’s insolvency, and we may be required to fund refunds, credits or the cost of replacement capacity from our own limited cash resources. Credit insurance, letters of credit, guarantees, escrow arrangements and other credit support may be unavailable to us on acceptable terms or at all, and we may be unable to negotiate such protections with data center providers.

In addition, unless our agreements provide otherwise, customer prepayments that we hold before remitting them to data center providers, and any amounts we recover from data center providers before refunding them to our customers, may not be held in trust or in segregated accounts for the benefit of our customers and may be commingled with our other funds. These amounts may therefore be subject to the claims of creditors. If we were to experience financial difficulties, our customers might be unable to recover their prepayments from us, which could expose us to claims, harm our reputation and impair our ability to attract and retain customers.

These arrangements may also raise complex accounting questions, including whether we act as principal or agent with respect to the data center services we provide and how prepaid amounts, amounts remitted to data center providers and potential refund obligations should be recognized and presented. Changes in our conclusions on these matters could affect our reported revenue, margins and liabilities. Any of these risks could materially adversely affect our business, liquidity, financial condition and results of operations.

The terms of our agreements with customers may not align with the terms of our agreements with data center providers and equipment suppliers, and we may bear the cost of any gaps in terms of performance.

We generally enter into separate agreements with our customers, our data center providers and the third parties from which we procure AI Infrastructure. While we endeavor to avoid material gaps, we may be unable to negotiate terms with our providers and suppliers that match exactly the commitments we make to our customers. Data center providers and equipment suppliers are also typically larger and better capitalized than we are and may have significantly greater negotiating leverage, which may limit our ability to obtain matching protections. To the extent our obligations to our customers exceed our rights against our providers and suppliers, we may bear losses, which could be material.

If a data center provider suffers a casualty event, terminates our agreement or becomes insolvent, we may be unable to access, remove or recover our AI Infrastructure located at its facility.

Our AI Infrastructure is physically located at facilities owned or controlled by third-party data center providers. If a data center provider suffers a casualty event, terminates or fails to renew our agreement, defaults under its own lease or financing arrangements, loses possession of the facility or becomes subject to a bankruptcy or similar proceeding, we may be denied access to our equipment or be unable to remove it on a timely basis. We may also face claims by the provider, its landlord, its lenders or a bankruptcy trustee asserting liens on, or other interests in, equipment and other property located at the facility. Any delay in recovering and redeploying our AI Infrastructure would interrupt services to our customers, could cause the equipment to become damaged or technologically outdated, and could result in additional costs, losses, impairment charges and claims, any of which could materially adversely affect our business and financial condition.

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

GPUs and related computing equipment may be subject to export control laws, sanctions regimes, import restrictions, tariffs, trade policies and other legal or geopolitical constraints. Regulatory regimes applicable to advanced computing technologies may change rapidly, particularly in connection with changes in political leadership. Such developments could limit the availability of equipment and access to data center space, increase costs and competition for equipment and data center access, restrict our ability to acquire or transfer assets, reduce the universe of permissible counterparties, increase costs, delay transactions or expose us to compliance risk. In addition, geopolitical tensions, changes in trade relations, sanctions enforcement or other international developments may disrupt manufacturing and supply chains or materially affect the markets in which we seek to operate. Compliance with these laws and developments may require substantial resources and management attention. Any failure to comply, or any adverse legal or geopolitical development, could materially adversely affect our business.

Changes in law, regulation or government policy relating to artificial intelligence, advanced computing, energy usage, environmental matters or data center operations could materially adversely affect us.

The regulatory environment applicable to artificial intelligence, advanced computing, high-performance infrastructure, energy use, environmental impacts and data center-related operations may evolve significantly. New or modified laws, rules, regulations or government policies could restrict the deployment, ownership, financing, hosting or operation of AI Infrastructure or could increase compliance burdens costs, and availability. For example, federal, state, local, or foreign governments or other regulators may impose requirements relating to licensing, disclosures, energy usage and efficiency, environmental permitting, emissions, procurement practices, customer due diligence, use restrictions, cybersecurity or reporting. Compliance with current and future legal requirements may be costly and time consuming, and we may be unable to do so effectively. Any adverse regulatory changes could materially harm our business and strategy.

Our business depends on power availability, electricity pricing, cooling capacity and other infrastructure conditions that are beyond our control.

High-performance computing equipment requires substantial electrical power, cooling capacity, networking resources and suitable physical infrastructure. Power availability and pricing, cooling requirements, transmission constraints, facility availability and related infrastructure limitations may materially affect the cost, feasibility, location and profitability of deploying AI Infrastructure. Power and cooling constraints may delay deployments, limit utilization, increase operating costs or reduce the competitiveness of our assets relative to newer or more efficient equipment. In addition, power prices and availability may be affected by weather, regulation, utility policy, grid constraints or geopolitical events. We do not contract directly with utilities for the power supplied to the facilities in which our AI Infrastructure is deployed. Instead, we depend on our data center providers to procure sufficient power, maintain backup generation and fuel supplies, and operate cooling systems capable of supporting high-density equipment. In the event of a power or cooling failure, including planned outages by utilities intended to reduce wildfire or grid risks, we will depend on the data center provider and the utility to restore service, and we may be unable to provide services to our customers in the interim. Data center providers may also pass increases in power costs through to us, and we may be unable to pass those increases on to customers that have prepaid for services at fixed prices. If we are unable to obtain suitable infrastructure conditions on acceptable terms, our business may be materially adversely affected.

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

Insurance for specialized computing assets and related operations may be expensive, subject to significant exclusions or unavailable in adequate amounts. We may elect to retain some risks ourselves, and even when insurance is available, it may not cover all losses, liabilities, business interruptions or claims to which we may be exposed. Coverage disputes may also arise. Our insurance may not cover amounts we have prepaid to data center providers, our obligations to refund or credit customers following an outage or casualty event at a third-party facility or losses resulting from the insolvency of a data center provider, and we may have no rights under insurance maintained by data center providers. If we suffer losses, damage, business interruption, cyber incidents, professional liability claims, commercial disputes or other events not fully covered by insurance, our business and financial condition could be materially adversely affected. In addition, premiums may increase materially over time, reducing the profitability of our business.

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

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of March 29, 2026, by and between the Company and Allbirds IP LLC	8-K	001-40963	2.1	March 31, 2026
3.1	Ninth Amended and Restated Certificate of Incorporation of the Company	8-K	001-40963	3.1	November 5, 2021
3.2	Certificate of Amendment to the Ninth Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40963	3.1	August 30, 2024
3.3	Certificate of Amendment to Ninth Amended and Restated Certificate of Incorporation of the Company	8-K	001-40963	3.1	June 17, 2026
3.4	Amended and Restated Bylaws of the Company	8-K	001-40963	3.2	June 17, 2026
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
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

SMARTBIRD, INC.

Date: November 12, 2026	By:	/s/ Nadia Carlsten
Nadia Carlsten
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Ann Mitchell
Ann Mitchell
Chief Financial Officer
(Principal Financial Officer)